Form 10-Q
period 1999-06-30
COBALT GROUP INC
filed 1999-08-16
CIK 1036290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            ------------------------

                             THE COBALT GROUP, INC.

             (Exact name of registrant as specified in its charter)

                 WASHINGTON                            91-1674947
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)

    2030 FIRST AVE, SUITE 300, SEATTLE,                   98121
                 WASHINGTON                            (Zip Code)
  (Address of principal executive offices)

                                 (206) 269-6363
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

 .

    As of August 10, 1999, 16,789,953 shares of the Company's common stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE COBALT GROUP, INC.
                           FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS

PART I--Financial Information

Item 1.--Financial Statements

  Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999................          3

  Consolidated Statements of Operations for the Three and Six Months Ended June 30,
    1998 and 1999......................................................................          4

  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and
    1999...............................................................................          5

  Notes to Consolidated Financial Statements...........................................          6

Item 2.--Management's Discussion and Analysis of Financial Condition and Results of
  Operations

  Overview.............................................................................         11

  Results of Operations................................................................         12

  Liquidity and Capital Resources......................................................         14

  Year 2000 readiness..................................................................         15

  Risk Factors.........................................................................         16

Item 3.--Quantitative and Qualitative Disclosures about Market Risk....................         25

Part II--Other Information

Item 1.--Legal Proceedings.............................................................         25

Item 2.--Changes in Securities and Use of Proceeds.....................................         25

Item 3.--Defaults Upon Senior Securities...............................................         26

Item 4.--Submission of Matters to a Vote of Security Holders...........................         26

Item 5.--Other Information.............................................................         27

Item 6.--Exhibits and Reports on Form 8-K..............................................         27

Signatures.............................................................................         28

ITEM 1. FINANCIAL STATEMENTS

                             THE COBALT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              DECEMBER 31,
                                                                                  1998
                                                                              -------------   JUNE 30,      PRO FORMA
                                                                                                1999      SHAREHOLDER'S
                                                                                             -----------    EQUITY AT
                                                                                                            JUNE 30,
                                                                                             (UNAUDITED)      1999
                                                                                                          -------------
                                                                                                           (UNAUDITED)
                                                        ASSETS
Current assets
  Cash and cash equivalents.................................................    $   5,756     $      63
  Short-term investments....................................................          983            --
  Accounts receivable, net of allowance for doubtful accounts of $85 and $98
    (unaudited), respectively...............................................        1,250         2,991
  Other current assets......................................................          130         1,099
                                                                              -------------  -----------
                                                                                    8,119         4,153
Capital assets, net of accumulated depreciation of $410 and $883
  (unaudited), respectively.................................................        1,453         3,150
Intangible assets, net of accumulated amortization of $321 and $1,308
  (unaudited), respectively.................................................          479        30,039
Other assets................................................................           11           310
                                                                              -------------  -----------
    Total assets............................................................    $  10,062     $  37,652
                                                                              -------------  -----------
                                                                              -------------  -----------
               LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' DEFICIT
Current liabilities
  Accounts payable..........................................................    $     191     $     949
  Accrued liabilities.......................................................          776         1,222
  Deferred revenue..........................................................        1,290         1,652
  Notes payable.............................................................           --        24,600
  Software financing contract, current portion..............................           --           538
  Capital lease obligations, current portion................................          328           647
                                                                              -------------  -----------
                                                                                    2,585        29,608
                                                                              -------------  -----------
Non-current liabilities
  Software financing contract, non-current portion..........................           --           314
  Capital lease obligations, non-current portion............................          557         1,000
                                                                              -------------  -----------
                                                                                      557         1,314
Mandatorily redeemable convertible preferred stock
  Series A; $0.01 par value per share; 2,106,282 (unaudited) shares issued and outstanding; redemption and liquidation value of
    $1,158(unaudited).......................................................        1,116         1,120
  Series B; $0.01 par value per share; 7,047,620 (unaudited) shares issued and outstanding; redemption and liquidation value of $29,600 plus unpaid
    dividends...............................................................       30,046        31,227
  Series C; $0.01 par value per share; 0 and 512,500 (unaudited) shares issued and outstanding; redemption and liquidation value of $0 and
    $4,100 (unaudited) plus unpaid dividends, respectively..................           --         4,140
                                                                              -------------  -----------
                                                                                   31,162        36,487     $      --
                                                                              -------------  -----------  -------------
Shareholders' deficit
  Preferred stock; $0.01 par value per share; 100,000,000 shares authorized;
    9,153,902 and 9,666,402 (unaudited) issued and outstanding as mandatorily redeemable convertible preferred stock; no shares issued and
    outstanding, pro forma (unaudited)......................................           --            --            --
  Common stock; $0.01 par value per share; 200,000,000 shares authorized;
    1,343,898 and 2,152,641 (unaudited) issued and outstanding, respectively; 11,819,043 (unaudited) shares issued and outstanding, pro
    forma...................................................................           13            22           118
  Additional paid-in capital................................................        2,435         6,639        43,030
  Deferred compensation.....................................................       (1,686)       (5,270)       (5,270)
  Notes receivable from shareholders........................................         (144)         (144)         (144)
  Accumulated deficit.......................................................      (24,860)      (31,004)      (31,004)
                                                                              -------------  -----------  -------------
                                                                                  (24,242)      (29,757)    $   6,730
                                                                              -------------  -----------  -------------
                                                                                                          -------------
    Total liabilities, mandatorily redeemable convertible preferred stock
      and shareholders' deficit.............................................    $  10,062     $  37,652
                                                                              -------------  -----------
                                                                              -------------  -----------

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                         ---------------------------  ---------------------------
                                                             1998          1999           1998          1999
                                                         ------------  -------------  ------------  -------------
Revenues...............................................  $      1,258  $       5,409  $      2,337  $       7,862
Cost of revenues.......................................           262          1,097           413          1,637
                                                         ------------  -------------  ------------  -------------
  Gross profit.........................................           996          4,312         1,924          6,225

Operating expenses
  Sales and marketing..................................           784          2,449         1,348          4,099
  Product development..................................           191            601           348          1,002
  General and administrative...........................           959          3,609         1,588          5,479
  Stock based compensation.............................            66            995           107          1,330
                                                         ------------  -------------  ------------  -------------
    Total operating expenses...........................         2,000          7,654         3,391         11,910
                                                         ------------  -------------  ------------  -------------
Loss from operations...................................        (1,004)        (3,342)       (1,467)        (5,685)

Gain on sale of HomeScout..............................            --             --         1,626             --
Interest expense.......................................            (8)          (503)          (15)          (552)
Other income, net......................................            29             36            35             93
                                                         ------------  -------------  ------------  -------------
Net (loss) income......................................  $       (983) $      (3,809) $        179  $      (6,144)
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------
Net (loss) income available to common shareholders.....  $       (986) $      (4,457) $        174  $      (7,383)
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------
Basic net (loss) income per share......................  $      (0.29) $       (2.32) $       0.05  $       (4.33)
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------
Diluted net (loss) income per share....................  $      (0.29) $       (2.32) $       0.02  $       (4.33)
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------
Weighted-average shares outstanding....................     3,424,962      1,920,262     3,415,779      1,703,204
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------
Weighted-average shares outstanding, assuming
  dilution.............................................     3,424,962      1,920,262     9,515,217      1,703,204
                                                         ------------  -------------  ------------  -------------
                                                         ------------  -------------  ------------  -------------
Pro forma net loss available to common shareholders
  (unaudited)..........................................                $      (3,809)               $      (6,144)
                                                                       -------------                -------------
                                                                       -------------                -------------
Pro forma basic and diluted net loss per share
  (unaudited)..........................................                $       (0.33)               $       (0.56)
                                                                       -------------                -------------
                                                                       -------------                -------------
Pro forma weighted-average shares outstanding
  (unaudited)..........................................                   11,417,708                   11,029,827
                                                                       -------------                -------------
                                                                       -------------                -------------

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1998       1999
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)..........................................................................  $     179  $  (6,144)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities.............................................................
  Amortization of deferred compensation......................................................        107      1,331
  Depreciation and amortization..............................................................        242      1,468
  Net (gain) loss on sale of assets..........................................................     (1,620)         7
  Changes in:
    Accounts receivable......................................................................         60     (1,741)
    Other assets.............................................................................        (74)      (971)
    Accounts payable.........................................................................         68        758
    Accrued liabilities......................................................................        101        446
    Deferred revenues........................................................................       (103)       362
                                                                                               ---------  ---------
  Total adjustments..........................................................................     (1,219)     1,660
                                                                                               ---------  ---------
    Net cash used in operating activities....................................................     (1,040)    (4,484)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets..............................................................       (172)      (205)
  Proceeds from sale of short term investments...............................................         --        983
  Investment in PartsVoice...................................................................         --     (3,281)
  Proceeds from sale of HomeScout............................................................      1,016         --
                                                                                               ---------  ---------
    Net cash provided by (used in) investing activities......................................        844     (2,503)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock......................................................         --        100
  Proceeds from line of credit...............................................................         --      1,600
  Proceeds from exercise of stock options....................................................          5        140
  Prepayment of IPO expenses related to initial public offering..............................         --       (297)
  Payment of capital lease obligation........................................................        (16)      (136)
  Payments on software financing contract....................................................                  (113)
  Payment of note payable....................................................................        (87)        --
  Proceeds from notes payable................................................................        500         --
                                                                                               ---------  ---------
    Net cash provided by financing activities................................................        402      1,294
                                                                                               ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................................        206     (5,693)
Cash and cash equivalents, beginning of period...............................................        241      5,756
                                                                                               ---------  ---------
Cash and cash equivalents, end of period.....................................................  $     447  $      63
                                                                                               ---------  ---------
                                                                                               ---------  ---------

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  NATURE OF THE BUSINESS

    The Cobalt Group, Inc. (the Company) is a provider of Internet marketing and data aggregation services to individual franchised dealerships, multi-franchise dealer groups and automobile manufacturers in the United States. The Company enables its clients to develop and implement e-business strategies and to capitalize on the increasing use of the Internet by consumers to research, evaluate and buy new and pre-owned vehicles, parts and accessories and automotive-related services such as financing and insurance. The Company's current service offerings include comprehensive Web site design, development and maintenance; data extraction, aggregation and management; Internet advertising and promotion; and Internet training and support.

    The Company also operates YachtWorld.com which provides prospective yacht buyers with access to thousands of yacht listings from hundreds of brokers, contains a directory of nearly 18,000 marine related businesses, editorial content from several leading boating publications, and other marine related content. We sold our HomeScout real estate search service in 1998.

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of future financial results.

    Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 1998 (audited) and the three months ended March 31, 1999 (unaudited) included in our registration statement on Form S-1, registration No. 333-79483.

2.  ACQUISITION OF PARTSVOICE

    On April 30, 1999, the Company acquired all of the equity interests in PartsVoice, LLC, whose principal business is vehicle parts data acquisition and management services. Immediately prior to the closing, PartsVoice distributed to its owners certain assets and liabilities. At closing, the Company paid aggregate purchase consideration for the PartsVoice equity of (i) $3.0 million in cash; (ii) promissory notes in the principal amount of $23.0 million; (iii) 500,000 shares of Series C convertible preferred mandatorily redeemable stock at $8.00 per share; and (iv) warrants to purchase 160,000 shares of the Company's common stock at $6.00 per share. The warrants were valued at $381,000 using the Black Scholes option-pricing model with the following assumptions: fair value of common stock of $7.20 per share, expected life of six months, risk free interest rate of 4.66%, volatility of 90% and dividend yield of 0%. See Note 10. "Subsequent Events."

    The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired were allocated to intangible assets.

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

2.  ACQUISITION OF PARTSVOICE (CONTINUED)
    The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of PartsVoice occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of cost in excess of net assets acquired:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     --------------------  --------------------
                                                       1998       1999       1998       1999
                                                     ---------  ---------  ---------  ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.......................................  $   3,830  $   6,288  $   7,053  $  11,297
Net loss...........................................      1,637      3,908      1,311      6,855
Basic and diluted net loss per share...............      (0.04)     (2.04)     (0.04)     (4.03)

    The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

3.  NET (LOSS) INCOME PER SHARE AND PRO FORMA NET LOSS PER SHARE

    Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the date the shares were originally issued.

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

3. NET (LOSS) INCOME PER SHARE AND PRO FORMA NET LOSS PER SHARE (CONTINUED) The following table sets forth the computation of the numerators and denominators in the basic, diluted and pro forma net (loss) income per share calculations for the periods indicated:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ----------------------  ----------------------
                                                  1998        1999        1998        1999
                                                ---------  -----------  ---------  -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net (loss) income...........................  $    (983) $    (3,809) $     179  $    (6,144)
  Dividends on mandatorily redeemable
    convertible preferred stock...............         --         (641)        --       (1,225)
  Accretion of mandatorily redeemable
    convertible preferred stock...............         (3)          (7)        (5)         (14)
                                                ---------  -----------  ---------  -----------
Net (loss) income available to common
  shareholders................................  $    (986)      (4,457) $     174       (7,383)
                                                ---------               ---------
                                                ---------               ---------
  Effect of pro forma conversion of
    securities:
  Dividends on mandatorily redeemable
    convertible preferred stock...............                     641                   1,225
  Accretion of mandatorily redeemable
    convertible preferred stock...............                       7                      14
                                                           -----------             -----------
                                                           $    (3,809)            $    (6,144)
                                                           -----------             -----------
                                                           -----------             -----------
Pro forma net loss available to common
  shareholders................................
                                                           -----------             -----------
                                                           -----------             -----------
Denominator:
  Weighted-average shares outstanding           3,491,536    1,920,262  3,415,779    1,703,204
  Dilutive effect of potential additional
    common shares:
  Stock options and warrants..................                          1,588,504
  Series A mandatorily redeemable convertible
    preferred stock...........................                          4,510,934
                                                ---------  -----------  ---------  -----------
  Weighted-average shares outstanding,
    Assuming dilution.........................  3,424,962    1,920,262  9,515,217    1,703,204
                                                ---------               ---------
                                                ---------               ---------
  Weighted-average effect of pro forma
    securities:
    Series A preferred stock..................               2,106,282               2,106,282
    Series B preferred stock..................               7,047,620               7,047,620
    Series C preferred stock..................                 343,544                 172,721
                                                           -----------             -----------
  Pro forma weighted average shares
    outstanding...............................              11,417,708              11,029,827
                                                           -----------             -----------
                                                           -----------             -----------

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

4.  INTANGIBLE ASSETS

    Intangible assets consist of the following. These assets are amortized over their estimated useful lives.

                                              USEFUL LIVES    DECEMBER 31, 1998  JUNE 30, 1999
                                             ---------------  -----------------  -------------
                                                 (YEARS)               (IN THOUSANDS)
                                                                  (AUDITED)
Goodwill...................................             6         $      --        $  13,247
Trademarks/trade name......................             6                --            1,200
Customer list..............................             6                --           13,800
Customer list..............................             3               800              800
Existing technology........................             5                --            1,100
Workforce..................................             5                --            1,200
                                                                      -----      -------------
                                                                        800           31,347
Accumulated Amortization...................                            (321)          (1,308)
                                                                      -----      -------------
    Intangible assets, net.................                       $     479        $  30,039
                                                                      -----      -------------
                                                                      -----      -------------

5.  NOTES PAYABLE

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Notes payable to a related company, Locators, Inc., which bear interest 8.75%, payable monthly, due August 10, 1999, collateralized by the equity interests
  in PartsVoice. ..............................................................    $   4,400
Notes payable to a related company, Compu-time, Inc., which bear interest
  8.75%, payable monthly, due August 10, 1999, collateralized by the equity
  interests in PartsVoice. ....................................................       12,120
Notes payable to Parts Finder Locating Services, Inc., which bear interest
  8.75%, payable monthly, due August 10, 1999, collateralized by the equity
  interests in PartsVoice. ....................................................        6,480
Note payable to bank represents the balance due on a line of credit, which bears interest at prime plus 2% (10% at June 30, 1999), payable monthly,
  collateralized by cash, receivables and equipment. ..........................        1,600
                                                                                 -------------
    Total notes payable........................................................    $  24,600
                                                                                 -------------
                                                                                 -------------

6.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK--SERIES C

    On April 30, 1999, 500,000 shares of Series C convertible preferred stock were issued as partial consideration in the Company's acquisition of all of the equity interests in PartsVoice, LLC (PartsVoice). An additional 12,500 shares were purchased for $100,000 by Howard Tullman, a Director of Cobalt. All outstanding shares of the Series C stock were converted into shares of common stock on August 10, 1999. See Note 10, "Subsequent Events."

7.  PRO FORMA SHAREHOLDERS' EQUITY

    Effective August 10, 1999 the outstanding shares of Series A, Series B and Series C mandatorily redeemable convertible preferred stock automatically converted into 2,106,282, 7,047,620 and 512,500 shares, respectively, of common stock. The pro forma effects of these transactions are unaudited and have been reflected in the accompanying pro forma shareholders' equity at June 30, 1999.

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

8.  STOCK OPTIONS

    During the three months ended June 30, 1999, the Company granted stock options that resulted in deferred compensation costs of $4.4 million. Of this amount, $4.0 million is related to 783,028 options granted to employees at less than market value and is being amortized over the vesting period, generally four years. The balance, $400,000, is related to 68,500 options granted to third parties and is being amortized on schedules not to exceed one year.

9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest during the three months ended June 30, 1998 and 1999 was $39,000 and $488,000, respectively. Cash paid for interest during the six months ended June 30, 1998 and 1999 was $46,000 and $537,000, respectively.

    During the six months ended June 30, 1998 and 1999, the Company purchased capital assets under the capital leases and a software financing contract of $247,000 and $1,863,000, respectively.

    Depreciation expense for the three months ended June 30, 1998 and 1999 was $36,000 and $294,000, respectively. Depreciation expense for the six months ended June 30, 1998 and 1999 was $68,000 and $482,000, respectively. Amortization expense for the three months ended June 30, 1998 and 1999 was $88,000 and $1.2 million, respectively. Amortization expense for the six months ended June 30, 1998 and 1999 was $172,000 and $986,000, respectively. See Note 4, "Intangible Assets."

10.  SUBSEQUENT EVENTS

    INITIAL PUBLIC OFFERING

    On August 10, 1999, the Company completed an initial public offering in which net proceeds of approximately $46.0 million were raised. An additional $5.0 million was raised in a direct sale of 454,545 shares of Common Stock to General Electric Capital Assurance Company. A portion of the proceeds was used to retire the notes payable ($26.6 million at August 10, 1999) and pay all accumulated dividends ($2.1 million) on the Series B and Series C preferred stock.

    CONVERSION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon completion of the initial public offering on August 10, 1999 by the Company, all outstanding shares of the Company's Series A, B and C mandatorily redeemable convertible preferred stock, were converted to shares of common stock. One share of common stock was exchanged for each share of preferred stock, resulting in an increase in shareholder equity of $34.9 million.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT, AS AMENDED, THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. YOU SHOULD READ THE CAUTIONARY STATEMENTS MADE IN THIS REPORT AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" BEGINNING ON PAGE 16. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    We derive our revenues from fees charged to our automobile dealership, dealer group and manufacturer clients for Web site design, development and maintenance and data extraction and aggregation services, as well as for Internet advertising and promotional services. Revenues from Web site design, development and maintenance and data extraction and aggregation services are recognized ratably over the applicable service period. Revenues from initial setup fees and custom projects are recognized at the time of activation. Our obligations for Internet advertising services typically include guarantees of a minimum number of "impressions," or times that an advertisement is viewed. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

    The majority of our services are sold to clients under short-term service agreements with an initial term of six months and month-to-month thereafter. Revenues are recognized net of promotional discounts. We offer some of our services on an initial "free trial" basis, generally for periods of one to three months, in which case revenue is not recognized until the end of the free trial period and the client continues service on a paying basis.

    Our cost of revenues consists of the costs associated with production, maintenance and delivery of our services. These costs include the costs of production, processing and design personnel, communication expenses related to data transfer, fees payable to third parties for distribution of vehicle inventory data to other Web sites and for banner advertising, site content licensing fees and costs of Web servers used to host client data.

    In April 1999, we acquired PartsVoice, LLC, an Oregon limited liability company, whose principal business is vehicle parts data acquisition and management services. The purchase price, including transaction expenses, was $30.7 million, of which $3.0 million was paid in cash and $4.4 million was paid by issuance of preferred stock and warrants at closing. The balance of the purchase price was paid by issuance of short-term notes. The notes were secured by a pledge of the PartsVoice equity interests and a security agreement. See "Liquidity and Capital Resources." The PartsVoice acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets. The consolidated results of operations include PartsVoice for the period May 1 to June 30, 1999. See Note 2 of Notes to Consolidated Financial Statements.

    We may in the future pursue additional acquisitions of businesses, products or technologies that could complement or expand our business. Integrating newly acquired businesses or technologies may be expensive and time-consuming. The negotiation of potential acquisitions or strategic relationships as well as the integration of future acquired businesses, products or technologies could divert our management's time and resources and could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, results of operations and financial condition.

    Since inception, but increasingly during the past year, we have made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. Since July 1, 1998, we have hired more than 140 employees, excluding the addition of PartsVoice employees, and invested more than $3.1 million in capital assets. A large portion of these assets is intended to improve our service to clients, including backup computer systems and more stable and scalable database systems. Our planned growth will require additional staff and facilities.

    Our continued growth and the PartsVoice acquisition have placed and will continue to place a significant strain on our managerial, operational and financial resources. To manage our anticipated growth, we must continue to implement and improve our operational and financial systems and must expand, train and manage our employee base.

    We intend to increase our spending on technology infrastructure development, marketing and promotion, services development and strategic relationships. As a result, we expect to continue to incur net losses and negative cash flows from operations at least through 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    NET REVENUES. Revenues increased from $1.3 million for the three months ended June 30, 1998 to $5.4 million for the same period in 1999, an increase of $4.1 million, or 330.0%. Of the increase, $1.8 million, or 43.4% of the change, is attributable to PartsVoice, which we acquired on April 30, 1999. The remaining 56.6% of the increase is due to an increase in our client base and additional services to existing clients. The increase was net of client attrition of 3.3% during the three months ended June 30, 1998 compared with a client attrition rate of 2.6% for the same period for 1999. As of June 30, 1999 Cobalt was paid to manage and maintain 3,699 Web sites, compared to 3,460 at March 31, 1999 and 3,266 at December 31, 1998.

    COST OF REVENUES. Cost of revenues increased from $262,000 for the three months ended June 30, 1998 to $1.1 million for the same period in 1999, an increase of $835,000 or 318.7%. Of this increase: (a) $206,000, or 24.7%, was attributable to increased costs related to increased revenues resulting from the PartsVoice acquisition, (b) $313,000, or 37.5%, was related to increased staffing and facilities required to accommodate our increased client base and
(c) $275,000, or 32.9%, was associated with the cost of advertising and distribution of vehicle inventory data to third-party Web sites. Cost of revenues as a percentage of net revenues decreased from 20.8% for the three months ended June 30, 1998 to 20.3% for the same period in 1999. Excluding PartsVoice's results, the cost of revenues as a percentage of revenue increased to 24.7% for the three months ended June 30, 1999. The increase is due partially to the increase in computer system capacity required to accommodate the increased size of our client base which accounted for 2.0% of the increase. We anticipate the investments that we have made in production and design staff and operating equipment will support further growth in our client base, which will decrease our cost of revenues as a percentage of net revenues as we add new customers. Such decreases will be offset if our services mix continues to shift to lower margin Internet advertising services.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salary compensation, sales commissions and travel expenses for sales and marketing personnel and expenses for promotional advertising and marketing. Sales and marketing expenses increased from $784,000 for the three months ended June 30, 1998 to $2.4 million for the same period in 1999, an increase of $1.7 million, or 212.5%. Of this increase, $212,000, or 12.7%, was due to the acquisition of PartsVoice, $853,000 or 51.2%, was due to the increase in the number of our sales and marketing personnel and, $406,000, or 24.4%, is attributable to increased corporate brand advertising.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation for product development personnel and costs of related computer equipment. We expense product development costs as they are incurred. We increased our product development costs from $191,000 for the three months ended June 30, 1998 to $601,000 for the same period in 1999, an increase of $410,000, or 214.7%. This increase was due to the increase in the number of our product development personnel.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, facilities and communications expenses and fees for outside professional advisors. General and administrative expenses increased from $959,000 for the three months ended June 30, 1998 to $3.6 million for the same period in 1999, an increase of $2.7 million, or 276.3%. Of this increase, $1.1 million, or 40.9% was due to the acquisition of PartsVoice, $815,000, or 30.8%, was due to the increase in the number of administrative staff and management personnel, and $217,000, or 8.2%, was attributable to increased facilities costs.

    STOCK BASED COMPENSATION. Stock based compensation increased from $66,000 for the three months ended June 30, 1998 to $995,000 for the same period in 1999, an increase of $929,000, or 1,407.6%. The increase is due to an increase in the number of options that were granted to employees with exercise prices below the fair value of the underlying stock.

    NET LOSS. Our net loss for the three months ended June 30, 1998 was $983,000 compared to a net loss of $3.8 million for the same period in 1999, an increase of $2.8 million or 287.5%. Increased operating expenses described above offset the increase in net revenues.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    NET REVENUES. Revenues increased from $2.3 million for the six months ended June 30, 1998 to $7.9 million for the same period in 1999, an increase of $5.5 million, or 236.4%. $1.8 million or 32.6% of the increase is attributable to PartsVoice, which we acquired on April 30, 1999. This increase in net revenues was due in part to the significant net increase in our client base. The increase was net of client attrition of 4% during the six months ended June 30, 1998 compared with a client attrition rate of 4.5% for the same period for 1999. The rate of revenue growth slowed in the first three months of 1999, due to a decline in the rate of new client acquisition we experienced in the fourth quarter of 1998 and the first quarter of 1999. This decline was due principally to our conversion to a new database system which resulted in a reallocation of sales and marketing resources to maintaining client relationships. Our cost of revenues has increased each quarter, although generally at the same rate as the growth in net revenues. The rate of revenue growth in the second quarter of 1999 increased primarily due to additional services provided to new and existing clients.

    COST OF REVENUES. Cost of revenues increased from $413,000 for the six months ended June 30, 1998 to $1.6 million for the same period in 1999, an increase of $1.2 million, or 296.4%. Of this increase, $206,000, or 16.8%, was attributable to the acquisition of PartsVoice. $493,000, or 40.3% was due to an increase in costs related to increased staffing and facilities required to accommodate our increased client base and, $440,000, or 35.9%, was associated with the cost of new service offerings for advertising and distribution of vehicle inventory data to third-party Web sites. Cost of revenues, as a percentage of net revenues, increased from 17.7% for the six months ended June 30, 1998 to 20.8% for the same period in 1999. Excluding PartsVoice's results, the cost of revenues as a percentage of revenue increased to 23.6%. This increase is due partially to the increase in computer system capacity required to accommodate the increased size of our client base. There was also a shift in our mix of services to higher cost Internet advertising services.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salary compensation, sales commissions and travel expenses for sales and marketing personnel and expenses for promotional advertising and marketing. Sales and marketing expenses increased from $1.3 million for the six months ended June 30, 1998 to $4.1 million for the same period in 1999, an increase of $2.8 million, or 204.1%. Of this increase, $212,000, or 7.7%, was due to the acquisition of PartsVoice, $1.45 million or 52.9%, was due to the increase in the number of our sales and marketing personnel and, $762,000, or 27.7%, is attributable to increased corporate brand advertising.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation for product development personnel and costs of related computer equipment. We expense product development costs as they are incurred. We increased our product development costs from $348,000 for the six months ended June 30, 1998 to $1.0 million for the same period in 1999, an increase of $654,000, or 187.9%. This increase was due to the increase in the number of our product development personnel.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, facilities and communications expenses and fees for outside professional advisors. General and administrative expenses increased from $1.6 million for the six months ended June 30, 1998 to $5.5 million for the same period in 1999, an increase of $3.9 million, or 245.0%. Of this cost increase, $1.1 million, or 28.2% was due to the acquisition of PartsVoice, $1.3 million, or 33.3%, was due to the increase in the number of administrative staff and management personnel, and $471,000, or 12.1%, was attributable to increased consulting, legal and accounting fees.

    STOCK BASED COMPENSATION. Stock based compensation increased from $107,000 for the six months ended June 30, 1998 to $1.3 million for the same period in 1999, an increase of $1.2 million, or 1,143.0%. The increase is due to an increase in the number of options that were granted to employees with exercise prices below the fair value of the underlying stock.

    NET LOSS. During the six months ended June 30, 1998 we sold the assets of our HomeScout real estate search service division and realized a gain of $1.6 million. Excluding the gain on sale of HomeScout, our net loss for the six months ended June 30, 1998 was $1.4 million compared to a net loss of $6.1 million for the same period in 1999, an increase of $4.7 million. Increased operating expenses described above offset the increase in net revenues.

    As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our short-term operating results. We also may experience seasonality in our business in the future resulting in diminished revenues as a result of diminished demand for our services during seasonal periods that correspond to seasonal fluctuations in the automotive industry or to fluctuations in industry spending for Internet marketing services. Due to all or any of the foregoing factors, in some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily from sales of common and preferred stock, cash flow from operations and, to a lesser extent, borrowings under short-term debt facilities. Our initial public offering in August 1999 yielded net proceeds of $46.0 million. A direct sale of Common Stock to General Electric Capital Assurance Company in August 1999 yielded an additional $5.0 million in proceeds. We repaid the PartsVoice acquisition indebtedness of $23.0 million and borrowings of $3.6 million outstanding under the line of credit with net proceeds from our initial public offering. In addition, we used approximately $2.1 million of the net proceeds to pay accrued and unpaid dividends on our outstanding preferred stock.

    Net cash used in operating activities was $4.5 million for the six months ended June 30, 1999. Cash used in operating activities in the six months ended June 30, 1999 consisted primarily of net operating losses after non-cash charges and increases in accounts receivable and other assets, offset by increases in current liabilities.

    Net cash used in investing activities was $2.5 million for the six months ended June 30, 1999. Cash used in investing activities in the six months ended June 30, 1999 consisted of the investment in PartsVoice and capital assets offset by proceeds from short-term investment maturities.

    Net cash provided by financing activities was $1.3 million for the six months ended June 30, 1999. Cash provided by financing activities in the six months ended June 30, 1999 consisted primarily of proceeds from a line of credit.

    We believe that the net proceeds from our initial public offering and the direct sale to General Electric Capital Assurance Company, together with cash flow from operations, will be sufficient to meet our cash requirements for the next twelve months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital needs. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

YEAR 2000 READINESS

    Many existing computer programs and hardware use only two digits to identify a year. These computer programs and hardware were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer programs and hardware could fail or create erroneous results by, at or beyond the year 2000. We have evaluated our internal and third party hardware and software systems and, based on this evaluation and statements published by our hardware and software suppliers, which we have not verified, we have determined that substantially all of our systems are Year 2000 compliant. All of our non-compliant purchased software is used for internal processes only and we intend to upgrade or replace and to test such software prior to December 31, 1999. We intend to replace all of our non-compliant hardware prior to December 31, 1999. We are in the process of assessing our internally developed software for Year 2000 compliance and intend to have all such software fully compliant by September 30, 1999. We also intend to execute a series of test scenarios during the remainder of 1999 to simulate the date change for all critical systems.

    The products and services used by our clients in connection with our services may not be Year 2000 compliant and as a result may lead to claims against us, the impact of which cannot be currently estimated. The aggregate cost of defending and resolving these claims, if any, could be significant. Year 2000 issues also could affect the purchasing patterns of our clients and potential clients as many automobile dealers, dealer groups and manufacturers are expending significant resources to replace or remedy their current hardware and software systems in order to resolve Year 2000 issues. In addition, our clients may experience interruptions to their businesses as a result of their failure to timely correct their Year 2000 issues. As a result, our clients may postpone or cancel purchases of our services, potentially causing interruptions to our revenue that could have a material adverse effect on our business, operating results and financial condition.

    In addition, we utilize other services developed and provided by third party vendors that may fail due to Year 2000 issues. We are currently assessing the Year 2000 readiness of our third party supplied services. Based upon the results of this assessment we will develop and implement, if necessary, a remediation plan with respect to third party services that may fail to be Year 2000 compliant.

    To date, we have expanded internal resources associated with assessment and remediation of Year 2000 issues. Total expenses associated with our entire review and assessment are not presently determinable but are expected to be less than $25,000. The failure of our software and computing systems and of our third party vendors to be Year 2000 compliant could have a material adverse effect on our business, results of operations and financial condition.

    We currently have no contingency plans to address the risks associated with unremediated Year 2000 problems.

RISK FACTORS

    You should carefully consider the risks and uncertainties described below and the other information in this report in evaluating our business, operations and prospects.

    AS AN EARLY STAGE COMPANY IN A NEW AND RAPIDLY CHANGING MARKET, OUR BUSINESS STRATEGY IS UNPROVEN. ACCORDINGLY, IT IS DIFFICULT TO PREDICT OUR FUTURE GROWTH OR OPERATING RESULTS.

    We began operations in March 1995. Accordingly, we have only a limited operating history and our business is in an early stage of development. You should evaluate the risks and challenges that an early stage company like ours will face in the rapidly changing and competitive environment of the Internet. We may not successfully meet the challenges of growing our company.

    OUR LIMITED OPERATING HISTORY AND UNPROVEN, EVOLVING BUSINESS MODEL MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

    We began offering our services to automobile dealers in November 1995. We must achieve broad market acceptance of our services and continue to expand our service offerings for our business to succeed. Our client base represents only a small percentage of the total franchised automobile dealer community in the United States, and many of our dealer clients have been clients for only a short time. We cannot assure you that our new and planned future offerings will be successful or that our broader business model, as it evolves, will succeed.

    WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS MAY NOT BE FINANCIALLY VIABLE.

    We have incurred net losses each year since we began operations and we expect that we will not be profitable at least through 2000. We cannot guarantee that our business strategy will be successful or that we will ever achieve or maintain significant revenues or profitability. After giving pro forma effect to Cobalt's acquisition of PartsVoice, we had a net loss of $7.6 million for the year ended December 31, 1998. As of June 30, 1999, we had an accumulated deficit of $31.0 million. We have not had operating profits on a quarterly or annual basis. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant quarterly revenue increases to achieve and maintain profitability.

    WE HAVE RELIED ON ISSUANCES OF EQUITY SECURITIES AND BORROWINGS TO FINANCE OUR OPERATIONS AND MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS. ANY FAILURE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED OR ON SATISFACTORY TERMS COULD DAMAGE OUR BUSINESS AND PROSPECTS.

    We do not generate sufficient cash to fully fund operations. To date we have financed our operations principally through the issuance of equity securities and through borrowings, and expect that we may need to raise additional capital in the future to fund our ongoing operations. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity offerings, may result in dilution to our shareholders. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy.

    ANY FAILURE TO INTEGRATE PARTSVOICE WITH COBALT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS.

    To execute our business plan, we must integrate PartsVoice and Cobalt operations and services into a cohesive, combined entity. Cobalt's acquisition of PartsVoice has significantly increased the size and the geographic dispersion of our workforce and operations and has expanded our physical facilities. This dispersion increases the risk that we will fail to effectively gather, store, and communicate information and ideas, including technical knowledge and expertise, throughout our organization, which in turn would negatively impact our business. In addition, if we fail to effectively integrate PartsVoice, we will not achieve the increases in sales to our existing client base that are a key element of our future growth. Finally, we may fail to realize operating efficiencies from combining operations such as extracting parts inventory and other data from automobile dealerships and consequently our results of operations may suffer.

    IF WE ARE UNSUCCESSFUL IN QUICKLY AND EFFECTIVELY INTEGRATING FUTURE ACQUISITIONS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD SUFFER.

    A key element of our growth strategy is to pursue strategic acquisitions. Integrating newly-acquired businesses or technologies may be expensive and time-consuming. We may fail to manage these integration efforts successfully. The negotiation of potential acquisitions or strategic relationships as well as the integration of future acquired businesses, products or technologies could divert our management's time and resources. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly-acquired entities or technologies effectively, our business and results of operations could suffer. Acquisitions may cause us to incur contingent liabilities and to amortize expenses related to goodwill and other intangible assets, which could adversely affect our results of operations.

    ANY FAILURE TO BUILD STRONG RELATIONSHIPS WITH CURRENT AND PROSPECTIVE FRANCHISED DEALERSHIP, MULTI-FRANCHISE DEALER GROUP AND AUTOMOBILE MANUFACTURER CLIENTS COULD LIMIT OUR GROWTH PROSPECTS AND ADVERSELY AFFECT OUR BUSINESS.

    For our business to succeed, we must continue to develop relationships with franchised dealerships and multi-franchise dealer groups. We derive a substantial portion of our revenues from fees paid by our automobile dealership clients and our future growth depends in part on expanding our base of dealership clients. We also must maintain close working relationships with manufacturers. While we have established relationships with a number of manufacturers, these relationships are relatively new and we have little experience in maintaining them. In addition, manufacturers may elect to implement their own Internet strategies, which could reduce our potential client base.

    EXCESSIVE TURNOVER OF OUR DEALERSHIP CLIENTS COULD INCREASE OUR COSTS, DAMAGE OUR REPUTATION AND SLOW OUR GROWTH.

    Our service agreements with dealerships generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealership client turnover. During 1998, 262 Web sites, or approximately 8.0% of our total Web sites as of year-end, were terminated. For the six months ended June 30, 1999, 167 Web sites, or approximately 4.5% of our total Web sites, were terminated. Our rate of dealership client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealerships purchasing our services could have a material adverse effect on our business, results of operations and financial condition.

    WE EXPEND CONSIDERABLE RESOURCES IN SELLING OUR SERVICES TO PROSPECTIVE NEW CLIENTS. SALES EFFORTS THAT TAKE LONGER THAN EXPECTED TO COMPLETE OR THAT ARE UNSUCCESSFUL COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    The time, expense and effort of securing dealership engagements may exceed our expectations. The length of the sales cycle varies by dealership and dealer group, but can range from four to eight months. Because the decision to purchase Web site development and Internet marketing services often involves adoption by a dealership of a new way of thinking about the automobile sales process, we often devote significant time and resources to a prospective dealership client, including costs associated with multiple site visits and demonstrations, without any assurance that the prospective client will decide to purchase our services. Larger engagements and efforts to secure manufacturer endorsements have a longer sales cycle.

    WE WILL FACE INTENSE COMPETITION AND, IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

    The market for Internet marketing and data aggregation services is very competitive. We face competition from Internet development firms, automobile sales lead generation services and data aggregation businesses. Our parts inventory data services, for example, face competition from data aggregation service providers such as The Reynolds and Reynolds Company and Automatic Data Processing, Inc., or ADP. Similarly, our Web site design, development and maintenance services face competition from local and national Internet development firms. In addition, we compete indirectly with automobile sales lead generation service companies, such as autobytel.com, AutoVantage, AutoConnect, CarPoint and Autoweb.com, and advertising agencies because their service offerings compete with ours for a share of the automobile dealership's Internet marketing budget.

    We anticipate that competition in the market for automotive industry Internet services will increase significantly over time. Barriers to entry on the Internet are relatively low, and we expect to face competitive pressures from numerous companies, particularly those with existing data aggregation capabilities that may be readily integrated with Internet services. Furthermore, our existing and potential competitors may develop offerings that equal or exceed the quality of our offerings or achieve greater market acceptance than ours. Many of our current and future competitors have and will continue to have substantially greater capital, resources and access to additional financing than we do or will. We cannot assure you that we will be able to compete successfully against our current and future competitors or that competition will not have a material adverse effect on our business, results of operations or financial condition.

    IF AUTOMOBILE MANUFACTURERS DECIDE TO PROVIDE INTERNET MARKETING AND DATA AGGREGATION SERVICES DIRECTLY TO THEIR DEALERSHIP NETWORKS, OUR REVENUES AND GROWTH PROSPECTS WILL BE SEVERELY IMPAIRED.

    It is possible that some or all automobile manufacturers may attempt to provide services comparable to those that we provide to our clients. If this occurs, our ability to maintain or expand our client base and revenues will be impaired. In 1997, DaimlerChrysler Corporation announced an internal initiative to bring elements of our parts locator service in-house. This initiative could significantly reduce our contract revenues from parts data services that we currently provide to DaimlerChrysler dealers. In 1998, DaimlerChrysler elected to host the parts locator data internally, although we continue to extract and aggregate parts inventory from its dealers. In 1998, revenues from parts data services provided to the MOPAR division of DaimlerChrysler represented approximately 25% of PartsVoice's total revenues, and 15% of our pro forma combined revenues.

    ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY WILL ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

    We are experiencing rapid growth that, if it continues, will place significant strain upon our management and operational systems and resources. Failure to manage our growth effectively would have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively as a provider of Internet marketing services to the automobile industry and to manage future growth will require us to continue to improve our operational systems, software development organization and our financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel. For example, our conversion to a new database system in late 1998 through early 1999 diverted the focus of our sales personnel from selling our services to maintaining current client relationships. We believe that this diversion contributed to the lower revenue growth rate that we experienced during the first quarter of 1999, as compared to the fourth quarter of 1998.

    We recently have hired a significant number of new employees, including key executives, and we will continue to add personnel to maintain our ability to grow in the future. For example, our Vice President of Operations, as well as our Vice Presidents of Development, Business Development, and Field Sales, each have been with us for one year or less. We must integrate our key executives into a cohesive management team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We cannot guarantee that we will be able to do so successfully.

    OUR QUARTERLY RESULTS LIKELY WILL FLUCTUATE, WHICH MAY SUBJECT THE MARKET PRICE OF OUR COMMON STOCK TO RAPID AND UNPREDICTABLE CHANGE.

    As our business grows and the market for Internet marketing services matures, we expect that our quarterly operating results will fluctuate. Factors that we expect to lead to such period-to-period changes include:

    - the level of demand in the automotive industry for Internet marketing and data aggregation services;

    - the rate and volume of additions to our client base;

    - the amount and timing of expenditures by clients for our services;

    - the introduction of new products or services by us or our competitors;

    - our ability to attract and retain personnel with the necessary technical, sales, marketing and creative skills required to develop our services and to service our clients effectively;

    - technical difficulties with respect to the Internet or infrastructure; and

    - economic conditions generally and those specific to the automotive industry.

    We expect our business to experience seasonality, reflecting seasonal fluctuations in the automotive industry, Internet and commercial online service usage and advertising expenditures. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall. If this were to occur, our results of operations could be significantly affected.

    WE MAY FAIL TO RETAIN OUR KEY EXECUTIVES AND TO ATTRACT AND RETAIN TECHNICAL PERSONNEL, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

    The loss of the services of one or more of our executive officers could have a material adverse effect on the development of our business and, accordingly, on our operating results and financial condition. We generally do not enter into employment agreements with our key executive officers and cannot guarantee that we will be able to retain them.

    Qualified technical personnel are in great demand throughout the Internet industry. Our future growth will depend in large part upon our ability to attract and retain highly skilled technical and engineering personnel. Our failure to attract and retain the technical personnel that are integral to our expanding service development needs may limit the rate at which we can develop new services, which could have a material adverse effect on our business, results of operations and financial condition.

    THE FAILURE TO EFFECTIVELY MANAGE AND EXPAND OUR SALES AND MARKETING ORGANIZATION COULD IMPEDE MARKET ACCEPTANCE OF OUR SERVICES AND NEGATIVELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

    Our business, results of operations and financial condition will be materially adversely affected if we fail to expand our sales and marketing infrastructure and resources. We recently reorganized our sales force to include a distributed field sales organization covering a large number of geographic territories and regions.

    We have very limited experience operating and managing a distributed sales organization. In addition, we expect to continue expanding our headquarters-based sales and customer support organization. Our future revenue growth will depend in large part on our ability to recruit, train and manage sales and marketing personnel and expand those organizations. We have experienced and may continue to experience difficulty in recruiting qualified sales and marketing personnel. We may not be able to successfully expand and manage our direct sales force and distribution channels and this expansion, if it occurs, may not result in increased revenues.

    IF THE USE OF THE INTERNET AS A COMMERCIAL MEDIUM DOES NOT GROW AS WE ANTICIPATE, OUR BUSINESS WILL BE SERIOUSLY HARMED.

    We depend heavily on the growth and use of the Internet. Automobile manufacturers and dealerships will not widely accept and adopt an Internet strategy if the Internet fails to provide consumers with a satisfactory experience. For example, transmission of graphical and other complex information may lead to delays. If data transmission speeds do not increase in step with the complexity of the information available, consumers may become frustrated with their Internet experiences, which could lead users to seek alternatives to Internet-based information retrieval.

    Furthermore, the recent growth in Internet traffic generally has caused periods of decreased performance. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If Internet delays occur frequently, overall Internet usage or usage of our clients' Web sites could increase more slowly or not at all. Our future success and revenue growth will depend substantially upon continued growth in the use of the Internet in the sales and service process. The Internet may prove not to be a viable commercial marketing medium for vehicles and related products and services. If use of the Internet does not continue to increase, our business, results of operations and financial condition would be materially and adversely affected.

    IF WE BECOME UNABLE TO EXTRACT DATA FROM OUR CLIENTS' INTERNAL MANAGEMENT SYSTEMS, THE VALUE OF OUR SERVICES WOULD DECREASE DRAMATICALLY.

    A significant component of our business and revenues depends on our ability to extract various data types from our clients' internal management systems. Most dealership information management systems have been developed and sold by The Reynolds and Reynolds Company and ADP and our ability to interface with these systems is essential to the success of our data aggregation service offerings. It is possible that new products, services or information management systems installed by dealerships could limit or otherwise impair our ability to collect data from dealerships. This could have a material adverse effect on our business, results of operations and financial condition.

    WE ARE VULNERABLE TO DISRUPTIONS IN OUR COMPUTER SYSTEMS AND NETWORK INFRASTRUCTURE. SYSTEM OR NETWORK FAILURES WOULD ADVERSELY AFFECT OUR OPERATIONS.

    We depend on the continued performance of our systems and network infrastructure. Any system or network failure that causes interruption or slower response time for our services could result in less traffic to our clients' Web sites and, if sustained or repeated, could reduce the attractiveness of our services to clients. An increase in the volume of Internet traffic to sites hosted by us could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. Any failure of our servers and networking systems to handle current or future volumes of traffic would have a material adverse effect on our business and reputation.

    In addition, our operations depend upon our ability to maintain and protect our computer systems, which are located at facilities in Seattle, Washington; Portland, Oregon; and Austin, Texas. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain back-up systems and capabilities and also maintain insurance against fires, floods, earthquakes and general business interruptions, our back-up systems and our insurance coverages may not be adequate in any particular case. The occurrence of a catastrophic event could have a material adverse effect on our business, results of operations and financial condition.

    UNKNOWN SOFTWARE DEFECTS COULD CAUSE SERVICE INTERRUPTIONS, WHICH COULD DAMAGE OUR REPUTATION AND ADVERSELY AFFECT OUR BUSINESS.

    Our service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are created. Although we conduct extensive testing, we may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs. They also could cause us to lose revenue and divert our development resources.

    IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGICAL ADVANCES RELATING TO THE INTERNET AND E-COMMERCE, CLIENTS MAY STOP BUYING OUR SERVICES AND OUR REVENUES WILL DECREASE.

    The market for Internet services is characterized by rapid technological developments, evolving industry standards and customer demands and frequent new service introductions and enhancements. Our future success will significantly depend on our ability to continually improve the quality of our data aggregation and management, product development, Web site maintenance, management and related services as well as content on our client's Web sites. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature of Internet-based content, which could adversely affect our business, results of operations and financial condition.

    ECONOMIC TRENDS THAT NEGATIVELY AFFECT THE AUTOMOTIVE RETAILING INDUSTRY MAY ADVERSELY AFFECT OUR BUSINESS BY DECREASING THE NUMBER OF AUTOMOBILE DEALERS PURCHASING OUR SERVICES, DECREASING THE AMOUNT OUR CLIENTS SPEND ON OUR SERVICES, OR BOTH.

    Purchases of new vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the economy. The success of our business will depend upon a number of factors influencing the spending patterns of automobile dealerships and manufacturers for marketing and advertising services. These patterns are in part influenced by factors relating to discretionary consumer spending for automobile and automobile-related purchases, including economic conditions affecting disposable consumer income, such as employment, wages and salaries, business conditions, interest rates and availability of credit for the economy as a whole and in regional and local markets. Because the purchase of a vehicle is often a significant investment, any reduction in disposable income and the impact such reduction may have on our clients may affect us more significantly than businesses serving other industries or segments of the economy.

    OUR INTERNATIONAL EXPANSION COULD BE ADVERSELY AFFECTED BY FACTORS OUTSIDE OUR CONTROL.

    Part of our growth strategy includes entering international markets, which will require significant management attention and financial resources. We have no experience operating internationally and cannot be certain that our business model is transferable to foreign markets. If we pursue international expansion, The proportion of our revenues denominated in foreign currencies will increase. We could also be subject to difficulties in staffing and managing international operations and general economic and currency exchange rate conditions in foreign countries.

    OUR BUSINESS DEPENDS ON THE PROTECTION OF OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS AND SUCH PROTECTION IS COSTLY AND MAY BE INADEQUATE. THE LOSS OF ANY OF THESE RIGHTS OR PROPERTY WOULD SERIOUSLY HARM OUR BUSINESS.

    Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving, and we cannot predict the future viability or value of any of our proprietary rights. We also cannot assure you that the steps that we have taken to protect our intellectual property rights and confidential information will prevent unauthorized disclosure, misappropriation or infringement of these valuable assets.

    In addition, our business activities may infringe upon the intellectual property rights of others and other parties may assert infringement claims against us. Any litigation to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others might result in substantial costs and diversion of resources and management attention. Moreover, if we infringe upon the rights of others, we may be required to pay substantial amounts and may be required to either license the infringed intellectual property or to develop alternative technologies independently. We may not be able to obtain suitable substitutes for the infringed technology on acceptable terms or in a timely manner, which could adversely affect our business, results of operations and financial condition.

    OUR ABILITY TO USE THE TRADEMARKS AROUND WHICH WE HAVE BUILT OUR BRAND IDENTITIES MAY BE LIMITED, WHICH COULD DIMINISH MARKET ACCEPTANCE OF OUR SERVICES AND UNDERMINE OUR MARKETING EFFORTS.

    We have filed for federal trademark protection for our trademark "Cobalt," which we use in both word and logo form. Other organizations within the computer and software industries also have filed trademark registration applications for "Cobalt." We have filed an opposition proceeding before the Trademark Trial and Appeal Board of the United States Patent and Trademark Office with respect to two of these competing registration applications. That opposition is pending and we are in discussions with a third party applicant regarding a potential trademark use consent agreement. We may be unsuccessful in these proceedings or negotiations and may be required to limit the use of the tradenames or marks around which we have attempted to build brand identities.

    WE COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET AND LIABILITY FOR PRODUCTS SOLD OVER THE INTERNET.

    We could be exposed to liability with respect to third-party information that is accessible through Web sites we create. These claims might assert that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by third parties through these sites. It is also possible that if any information provided on our clients' Web sites contains errors, consumers and our clients could make claims against us for losses incurred in relying on this information. We access the systems and databases of our clients and, despite precautions, we may adversely affect these systems. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and our reputation could suffer dramatically. While we believe our insurance is adequate, our general liability insurance and contractual indemnity and disclaimer provisions may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

    INCREASING GOVERNMENT REGULATION COULD LIMIT THE MARKET FOR INTERNET SERVICES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

    Due to concerns arising from the increasing use of the Internet, a number of laws and regulations have been and may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Further, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might attempt to regulate Internet transmissions or levy sales or other taxes relating to Internet-based activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. We cannot assess the impact of any future regulation of the Internet on our business.

    THE FAILURE OF OUR SOFTWARE, TECHNOLOGY AND OTHER SYSTEMS, AND OF THE SOFTWARE, TECHNOLOGY AND SYSTEMS OF OUR KEY SUPPLIERS AND CLIENTS, TO BE YEAR 2000 COMPLIANT MAY NEGATIVELY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

    We may not accurately identify all potential Year 2000-related problems that could affect our business, and the corrective measures that we implement may be ineffective or incomplete. Any Year 2000-related problems could interrupt our ability to provide services to our clients, process orders or accurately report operating and financial data. Similar problems and consequences could result if any of our key suppliers and clients experience Year 2000-related problems. To the extent that our clients rely on hardware or software that may not be Year 2000 compliant, our ability to provide our services, in particular our data extraction, aggregation and management services, could be materially and adversely affected. Our failure or the failure of our significant suppliers and clients to adequately address the Year 2000 issue could adversely affect our business, operating results and financial condition.

    SUBSTANTIAL SALES OR THE PERCEPTION OF FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS THE MARKET PRICE FOR OUR STOCK.

    Future sales of substantial amounts of our common stock in the public market could adversely affect the market prices for our common stock. Approximately
10.9 million shares are subject to lock-up agreements that prohibit the sale of these shares until February 2000. Immediately after the lock-up period expires, these shares will become available for sale. Additional shares of common stock will become available for sale at various times thereafter upon the expiration of one-year holding periods.

    OUR PRINCIPAL SHAREHOLDER AND ITS AFFILIATES WILL CONTINUE TO INFLUENCE MATTERS AFFECTING US, WHICH COULD CONFLICT WITH YOUR INTERESTS.

    As of August 10, 1999, E.M. Warburg, Pincus & Co., LLC beneficially owned approximately 47% of our common stock and is able to exercise significant influence over us, including on matters submitted to our shareholders for a vote, such as:

    - the election of our board of directors;

    - the removal of any of our directors;

    - the amendment of our articles of incorporation or bylaws; and

    - the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

    Actions taken by Warburg could conflict with interests of other shareholders. As a result of Warburg's significant shareholdings, a potential acquirer could be discouraged from attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

    OUR ARTICLES OF INCORPORATION AND WASHINGTON LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE THIRD PARTIES FROM ACQUIRING US OR LIMIT THE PRICE THAT THEY WOULD BE WILLING TO PAY FOR OUR STOCK.

    Our articles of incorporation and the Washington Takeover Act could have the effect of delaying or preventing a change in control.

    ARTICLES OF INCORPORATION. Our board of directors, without shareholder approval, has the authority under our articles of incorporation to issue preferred stock with rights superior to the rights of the holders of common stock. As a result, preferred stock could be issued quickly and easily, could adversely affect the rights of holders of common stock and could be issued with terms calculated to delay or prevent a change in control of Cobalt or make removal of management more difficult.

    Our articles of incorporation provide for the division of our board of directors into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our shareholders. Directors may be removed only for cause. Because this system of electing and removing directors generally makes it more difficult for shareholders to replace a majority of the board of directors, it may tend to discourage a third party from making a tender offer or otherwise attempting to gain control of Cobalt.

    WASHINGTON TAKEOVER ACT. Washington law imposes restrictions on certain transactions between a corporation and certain significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a corporation, with some exceptions, from engaging in significant business transactions with an "acquiring person," which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the corporation, for a period of five years after such acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the corporation's board of directors prior to the time of acquisition. Significant business transactions include:

    - a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from, the acquiring person;

    - termination of 5% or more of the employees of the corporation as a result of the acquiring person's acquisition of 10% or more of the shares; and

    - allowing the acquiring person to receive any disproportionate benefit as a shareholder.

    After the five-year period, a significant business transaction may occur, as long as it complies with the fair price provisions of the statute. A corporation may not opt out of this statute. This provision may have the effect of delaying, deterring or preventing a change in control of Cobalt.

    OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SHAREHOLDERS.

    The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new services by us or our competitors, market conditions in the automobile industry, changes in financial estimates by securities analysts or other events or factors, many of which are beyond our control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of these companies.

    IF OUR STOCK PRICE IS VOLATILE, THE LIKELIHOOD THAT WE WILL BE SUBJECT TO SECURITIES CLASS ACTION LITIGATION WILL INCREASE.

    In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources, and could cause our stock price to decline.

    WE HAVE NOT DESIGNATED A SPECIFIC USE FOR ALL OF THE NET PROCEEDS FROM OUR INITIAL PUBLIC OFFERING. OUR MANAGEMENT MAY FAIL TO ALLOCATE A PORTION OF THE PROCEEDS TO PRODUCTIVE USES.

    Our management will have significant discretion in applying a substantial part of the net proceeds of our initial public offering. We currently expect to use the remaining net proceeds of the offering for general corporate purposes, including capital expenditures and working capital. We also may use a portion of the net proceeds for the acquisition of companies, technology or services that complement our business or for strategic alliances with, or investments in, companies that provide complementary products and services. Failure to allocate the net proceeds to productive uses would adversely affect our business, operations and revenues.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Substantially all of our cash equivalents and marketable securities are at fixed interest rates, and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our current clients pay in U.S. dollars and, consequently, our foreign currency exchange rate risk is immaterial. We do not have any derivative instruments and do not engage in hedging transactions.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable with respect to the current reporting period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

1. On April 30, 1999, Cobalt issued and sold 12,500 shares of Series C Preferred Stock to Howard Tullman, a Director of Cobalt. Also on April 30, 1999, Cobalt issued and sold 500,000 shares of Series C Preferred Stock to two entities that previously held equity in PartsVoice, LLC and warrants to purchase 160,000 shares of common stock at an exercise price of $6.00 per share to those same tow entities and a third entity that preciously held equity in PartsVoice LLC for an aggregate consideration of $4.1 million. Sales of Series C Preferred Stock and the warrants were made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

2. During the second quarter of 1999, 851,528 options were granted. During this same period 330,664 options were exercised.

3. On August 4, 1999, Cobalt's Registration Statement on Form S-1, Registration No. 333-79483, was declared effective by the SEC (the "Registration Statement"). The Registration Statement registered 5,559,615 shares of common stock to be offered and sold in Cobalt's initial public offering and in a direct sale to GE Financial Assurance Holdings, Inc. (the "Direct Sale").

4. On August 10, 1999, Cobalt completed its initial public offering of 4,500,000 shares of its common stock at a public offering price of $11.00 per share, for an aggregate offering price of $49,500,000. The managing underwriters of the offering were BancBoston Robertson Stephens, Bear, Stearns & Co. Inc., SG Cowen, and Wit Capital Corporation (the "Underwriters"). The Underwriters have an option, excercisable through September 4, 1999, to purchase additional shares of common stock to cover over-allotments.

5. On August 11, 1999, Cobalt completed a direct sale of 454,545 shares of its common stock to General Electric Capital Assurance Company, an affiliate of GE Financial Assurance Holdings, Inc., at an aggregate purchase price of $5,000,000.

    Through June 30, 1999, the Company had paid expenses related to its initial public offering of $293,000. As of August 10, 1999, Cobalt had realized and used proceeds as follows:

Proceeds from sale of 4,500,000 shares, less underwriters'
  discounts of $3,465,000......................................  $46,035,000
Proceeds from the Direct Sale to GE............................   5,000,000
                                                                 ----------
Total proceeds.................................................  $51,035,000
                                                                 ----------
                                                                 ----------
Use of proceeds:
Repayment of PartsVoice acquisition notes......................  $23,000,000
Repayment of notes payable.....................................   3,600,000
Payment of management fee to related party.....................     150,000
Payment of preferred stock dividends to related Parties........   2,100,000
                                                                 ----------
Use of proceeds................................................  $28,850,000
                                                                 ----------
                                                                 ----------

    The balance of proceeds has been used to purchase short-term (less than one year) investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable with respect to the current reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On June 18, 1999 at the annual meeting of shareholders the folowing persons were elected directors of the Company: Howard A. Tullman, Mark T. Koulogeorge, J.D. Power III, Ernest H. Pomerantz, Joseph P. Landy, Geoffrey T. Barker, and John W.P. Holt.

    On June 18, 1999 at the annual meeting of shareholders, PricewaterhouseCoopers was appointed as independent accountants of the Company.

    The number of votes cast for or against and abstentions on each matters are summarized as follows:

                                                                                  FOR       AGAINST   ABSTENTION
                                                                               ----------  ---------  ----------
Election of Directors:

  Howard A. Tullman                                                             5,238,825         --   1,443,011
  Mark T. Koulogeorge                                                           5,238,825         --   1,443,011
  J.D. Power, III                                                               5,238,825         --   1,443,011
  Ernest H. Pomerantz                                                           5,238,825         --   1,443,011
  Joseph P. Landy                                                               5,238,825         --   1,443,011
  Geoffrey T. Barker                                                            5,238,825         --   1,443,011
  John W.P. Holt                                                                5,238,825         --   1,443,011

Appointment of PricewaterhouseCoopers                                           5,113,825    125,000   1,443,011

ITEM 5. OTHER INFORMATION

    Not applicable with respect to the current reporting period.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K:

    a.  Exhibits

        Exhibit 27. Financial Data Schedule

    b.  Reports on Form 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE COBALT GROUP, INC.

                                By:            /s/ DAVID M. DOUGLASS
                                      ---------------------------------------
                                                 David M. Douglass
                                              CHIEF FINANCIAL OFFICER,
                                             VICE PRESIDENT OPERATIONS,
                                                   AND SECRETARY

                                Date:
                                      ---------------------------------------