Form 10-Q/A
period 1999-06-30
COBALT GROUP INC
filed 1999-08-26
CIK 1036290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

    This Amendment No. 1 on Form 10-Q/A to The Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (as amended, the "Report") is being filed to amend the signature page to the Report and to make corrective changes to Notes 2, 9 and 10 of the Notes to Consolidated Financial Statements.

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

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

2.  ACQUISITION OF PARTSVOICE (CONTINUED)
    The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of PartsVoice occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of cost in excess of net assets acquired:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                     --------------------  --------------------
                                                       1998       1999       1998       1999
                                                     ---------  ---------  ---------  ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.......................................  $   3,830  $   6,288  $   7,053  $  11,297
Net loss...........................................      1,637      3,908      1,311      6,855
Basic and diluted net loss per share...............      (0.39)     (2.04)     (0.48)     (4.03)

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

    Depreciation expense for the three months ended June 30, 1998 and 1999 was $36,000 and $294,000, respectively. Depreciation expense for the six months ended June 30, 1998 and 1999 was $68,000 and $482,000, respectively. Amortization expense for the three months ended June 30, 1998 and 1999 was $88,000 and $924,000, respectively. Amortization expense for the six months ended June 30, 1998 and 1999 was $172,000 and $986,000, respectively. See Note 4, "Intangible Assets."

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

    CONVERSION OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon completion of the initial public offering on August 10, 1999 by the Company, all outstanding shares of the Company's Series A, B and C mandatorily redeemable convertible preferred stock, were converted to shares of common stock. One share of common stock was exchanged for each share of preferred stock, resulting in an increase in shareholder equity of $36.4 million.

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

                                THE COBALT GROUP, INC.

                                By:            /s/ DAVID M. DOUGLASS
                                      ---------------------------------------
                                                 David M. Douglass
                                              CHIEF FINANCIAL OFFICER,
                                             VICE PRESIDENT OPERATIONS,
                                                   AND SECRETARY

                                Date:              August 16, 1999
                                      ---------------------------------------