Form 10-Q
period 1999-09-30
COBALT GROUP INC
filed 1999-11-15
CIK 1036290

              COMPANY DATA:
              COMPANY CONFORMED NAME:              THE COBALT GROUP INC
              CENTRAL INDEX KEY:
              STANDARD INDUSTRIAL CLASSIFICATION:  SERVICES-COMPUTER PROCESSING
                                                   & DATA PREPARATION
              IRS NUMBER:                          911674947
              STATE OF INCORPORATION:              WA

        FILING VALUES:
              FORM TYPE:                           10-Q
              SEC ACT:
              SEC FILE NUMBER:                     000-26623
            FILM NUMBER:

        BUSINESS ADDRESS:
                STREET 1:                          2030 FIRST AVENUE, SUITE 300
                CITY:                              SEATTLE
                STATE:                             WA
                ZIP:                               98121
                BUSINESS PHONE:                    2062696363

10-Q
1
FORM 10-Q

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark one)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to
     ______________________


                          Commission File No. 000-26623

                             THE COBALT GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Washington                                   91-1674947
           ----------                                   ----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


2030 FIRST AVENUE, SUITE 300, SEATTLE, WASHINGTON                98121
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(206) 269-6363
------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                       ---     ---

As of October 31, 1999, 16,848,926 shares of the Company's common stock, $.01 par value, were outstanding.

                             THE COBALT GROUP, INC.
                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


PART I - Financial Information

   Item 1. - Financial Statements

     Consolidated Balance Sheets as of December 31, 1998 and
        September 30, 1999                                                     3

     Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 1998 and 1999                               4

     Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1998 and 1999                               5

     Notes to Consolidated Financial Statements                                6

   Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Overview and Outlook                                                      9

     Results of Operations                                                    10

     Liquidity and Capital Resources                                          12

     Year 2000 Readiness                                                      13

     Risk Factors                                                             14

   Item 3. - Quantitative and Qualitative Disclosures about Market Risk       22

Part II - Other Information

   Item 2. - Changes in Securities and Use of Proceeds                        23

   Item 6. - Exhibits and Reports on Form 8-K                                 23

Signatures                                                                    24

ITEM 1. FINANCIAL STATEMENTS

                             THE COBALT GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                   1998          1999
                                                                               ------------  -------------
                                                                                              (UNAUDITED)

                                        ASSETS

Current assets
        Cash and cash equivalents                                                  $  5,756    $ 18,205
        Short-term investments                                                          983        --
        Accounts receivable, net of allowance for doubtful
           accounts of $85 and $203 (unaudited), respectively                         1,250       3,847
        Other current assets                                                            130       1,816
                                                                                   --------    --------
                                                                                      8,119      23,868

Capital assets, net of accumulated depreciation of $410
     and $1,252 (unaudited), respectively                                             1,453       3,863
Intangible assets, net of accumulated amortization of $321
     and $2,686 (unaudited), respectively                                               479      28,661

Other assets                                                                             11       1,047
                                                                                   --------    --------
           Total assets                                                            $ 10,062    $ 57,439
                                                                                   --------    --------
                                                                                   --------    --------


               LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
                       STOCK AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
        Accounts payable                                                           $    191    $  1,786
        Accrued liabilities                                                             776       1,158
        Deferred revenue                                                              1,290       1,838
        Software financing contract, current portion                                    --          433
        Capital lease obligations, current portion                                      328         862
                                                                                   --------    --------
                                                                                      2,585       6,077
                                                                                   --------    --------
Non-current liabilities
        Software financing contract, non-current portion                                --          119
        Capital lease obligations, non-current portion                                  557       1,264
                                                                                   --------    --------
                                                                                        557       1,383

Mandatorily redeemable convertible preferred stock
        Series A; $0.01 par value per share; 2,106,282 and 0 (unaudited)
           shares issued and outstanding, respectively; redemption and
           liquidation value of $1,158 and $0 (unaudited), respectively               1,116         --
        Series B; $0.01 par value per share; 7,047,620 and 0 (unaudited) shares issued and outstanding, respectively; redemption and liquidation value of $29,600 plus unpaid dividends and $0 (unaudited),
           respectively                                                              30,046          --
                                                                                   --------    --------

                                                                                    31,162          --
                                                                                   --------    --------

Shareholders' (deficit) equity
        Preferred stock; $0.01 par value per share; 100,000,000 shares authorized; 9,153,902 and 0 shares issued and outstanding as mandatorily redeemable convertible preferred stock (unaudited),
           respectively                                                                 --          --
        Common stock; $0.01 par value per share; 200,000,000 shares authorized;
           1,343,898 and 16,836,811 (unaudited) issued
           and outstanding, respectively                                                 13         168
        Additional paid-in capital                                                    2,435      90,879
        Deferred compensation                                                        (1,686)     (4,392)
        Notes receivable from shareholders                                             (144)       (144)
        Accumulated deficit                                                         (24,860)    (36,532)
                                                                                   --------    --------
                                                                                    (24,242)     49,979
                                                                                   --------    --------
           Total liabilities, mandatorily redeemable convertible preferred
           stock and shareholders' (deficit) equity                                $ 10,062    $ 57,439
                                                                                   --------    --------
                                                                                   --------    --------





          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                         ----------------------------    ----------------------------
                                             1998             1999          1998              1999
                                         ----------------------------    ----------------------------

Revenues                                 $      1,647    $      7,049    $      3,984    $     14,911
Cost of revenues                                  333           1,506             746           3,143
                                         ------------    ------------    ------------    ------------
    Gross profit                                1,314           5,543           3,238          11,768

Operating expenses
    Sales and marketing                         1,218           3,675           2,566           7,776
    Product development                           261             834             609           1,835
    General and administrative                  1,275           3,893           2,712           8,385
    Amortization of intangible assets              74           1,378             225           2,364
    Stock based compensation                      172           1,051             279           2,382
                                         ------------    ------------    ------------    ------------
       Total operating expenses                 3,000          10,831           6,391          22,742
                                         ------------    ------------    ------------    ------------

Loss from operations                           (1,686)         (5,288)         (3,153)        (10,974)

Gain on sale of HomeScout                         --              --            1,626             --
Interest expense                                  (43)           (374)            (58)           (926)
Other income, net                                  13             135              48             228
                                         ------------    ------------    ------------    ------------
Net loss                                 $     (1,716)   $     (5,527)   $     (1,537)   $    (11,672)
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------
Net loss available to common
    shareholders                         $     (1,719)   $     (5,830)   $     (1,545)   $    (13,213)
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------
Basic and diluted net loss per share     $      (0.50)   $      (0.52)   $      (0.45)   $      (2.67)
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------
Weighted-average shares outstanding         3,438,216      11,286,321       3,423,258       4,955,322
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------
Pro forma net loss available to common
    shareholders (unaudited)                             $     (5,527)                  $    (11,672)
                                                         ------------                    ------------
                                                         ------------                    ------------
Pro forma basic and diluted net loss
    per share (unaudited)                                $      (0.37)                  $      (0.94)
                                                         ------------                    ------------
                                                         ------------                    ------------
Pro forma weighted-average shares
    outstanding (unaudited)                                14,938,073                     12,389,063
                                                         ------------                    ------------
                                                         ------------                    ------------






          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           --------------------
                                                                              1998        1999
                                                                           ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                              $ (1,537)   $(11,672)
     Adjustments to reconcile net loss to net cash
         used in operating activities
     Amortization of deferred compensation                                      279       2,382
     Depreciation and amortization                                              404       3,221
     Net (gain) loss on sale of assets                                       (1,616)          7
     Changes in:
         Accounts receivable                                                   (496)     (2,597)
         Other assets                                                          (100)     (2,722)
         Accounts payable and accrued liabilities                               837       1,977
         Deferred revenues                                                      163         548
                                                                           --------    --------
     Total  adjustments                                                        (529)      2,816
                                                                           --------    --------
         Net cash used in operating activities                               (2,066)     (8,856)
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of capital assets                                             (395)       (765)
     Proceeds from sale of short term investments                               --          983
     Investment in PartsVoice                                                   --       (3,281)
     Proceeds from sale of HomeScout                                          1,626        --
                                                                           --------    --------
         Net cash provided by (used in) investing activities                  1,231      (3,063)
                                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from initial public offering and direct sale, net of costs        --       49,776
     Proceeds from sale of preferred stock                                      --          100
     Proceeds from exercise of stock options                                      7         149
     Payments of dividends on preferred stock                                   --       (2,059)
     Payment of notes payable                                                  (177)    (26,600)
     Proceeds from notes payable                                              1,000       3,600
     Payment of capital lease obligation and software contract                  (68)       (598)
                                                                           --------    --------
         Net cash provided by financing activities                              762      24,368
                                                                           --------    --------
Net (decrease) increase in cash and cash equivalents                            (73)     12,449
Cash and cash equivalents, beginning of period                                  241       5,756
                                                                           --------    --------
Cash and cash equivalents, end of period                                   $    168    $ 18,205
                                                                           --------    --------
                                                                           --------    --------




          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF THE BUSINESS

     The Cobalt Group, Inc. (the "Company") is a provider of Internet marketing and data aggregation services to individual franchised automobile dealerships, multi-franchise automobile dealer groups and automobile manufacturers in the United States. The Company enables its clients to develop and implement e-business strategies and to capitalize on the increasing use of the Internet by consumers to research, evaluate and buy new and pre-owned vehicles, parts and accessories and automotive-related services such as financing and insurance. The Company's current service offerings include comprehensive Web site design, development and management; data extraction, aggregation and maintenance; Internet advertising and promotion; and Internet training and support.

     The Company also operates YachtWorld.com which provides prospective yacht buyers with access to approximately 21,000 photo listings of boats and yachts from hundreds of brokers, dealers and manufacturers, a directory of nearly 18,000 marine related businesses, content from several leading boat publications, and other marine related content. The Company sold its HomeScout business, a real estate search service, in 1998.

     The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 1998 (audited) and the three months ended March 31, 1999 (unaudited) included in our registration statement on Form S-1, SEC File No. 333-79483 filed with the United States Securities and Exchange Commission.

2. ACQUISITION OF PARTSVOICE

     On April 30, 1999, the Company acquired all of the equity interests in PartsVoice, LLC, whose principal business is vehicle parts data acquisition and management services. Immediately prior to the closing, PartsVoice distributed to its owners certain assets and liabilities. At closing, the Company paid aggregate purchase consideration for the PartsVoice equity of (i) $3.0 million in cash; (ii) promissory notes in the principal amount of $23.0 million; (iii) 500,000 shares of Series C convertible preferred mandatorily redeemable stock at $8.00 per share; and (iv) warrants to purchase 160,000 shares of the Company's common stock at $6.00 per share. The warrants were valued at $381,000 using the Black Scholes option-pricing model.

     The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets.

     The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of PartsVoice occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments, such as amortization of goodwill and interest on acquisition indebtedness:


                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                          1998       1999        1998        1999
                                       --------    --------    --------    --------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues                           $  4,015    $  7,049    $ 11,068    $ 18,346
Net loss                                 (2,287)     (5,527)     (3,599)    (12,382)
Basic and diluted net loss per share   $  (0.67)   $  (0.52)   $  (1.05)   $  (2.81)

     The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

3. NET LOSS PER SHARE

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss and pro forma net loss per share calculations for the periods indicated:


                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------    -------------------------
                                              1998           1999          1998          1999
                                           ----------    -----------    ----------    -----------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Numerator:
       Net loss                            $   (1,716)   $    (5,527)   $   (1,537)   $   (11,672)
       Dividends on mandatorily
         redeemable convertible
         preferred stock                           --             (300)         --           (1,524)
       Accretion of mandatorily
         redeemable convertible
         preferred stock                           (3)            (3)           (8)           (17)
                                           ----------    -----------    ----------    -----------
     Net loss available to common
       shareholders                        $   (1,719)        (5,830)   $   (1,545)       (13,213)
                                           ----------                   ----------
                                           ----------                   ----------


       Effect of pro forma conversion
         of preferred shares:
       Dividends on mandatorily
         redeemable convertible
         preferred stock                                         300                        1,524
       Accretion of mandatorily
         redeemable convertible
         preferred stock                                           3                           17
                                                         -----------                  -----------
       Pro forma net loss available to
         common shareholders                             $    (5,527)                 $   (11,672)
                                                         -----------                  -----------
                                                         -----------                  -----------
     Denominator:
       Weighted-average shares
         outstanding                        3,438,216     11,286,321     3,423,258      4,955,322
                                           ----------                   ----------
                                           ----------                   ----------
       Weighted-average effect of pro
         forma conversion of
         preferred shares                                  3,651,752                    7,433,741
                                                         -----------                  -----------
       Pro forma weighted average shares
         outstanding                                      14,938,073                   12,389,063
                                                         -----------                  -----------
                                                         -----------                  -----------


     Pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of conversion of the Company's preferred stock on the date the shares were originally issued.

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                      USEFUL LIVES    DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                      ------------    -----------------   ------------------
                                         (YEARS)                 (IN THOUSANDS)
                                                          (AUDITED)

Goodwill                                   6             $    --              $ 13,247
Trademarks/trade name                      6                  --                 1,200
PartsVoice customer list                   6                  --                13,800
DealerNet customer list                    3                  800                  800
Existing technology                        5                  --                 1,100
Workforce                                  5                  --                 1,200
                                                -----------------   ------------------
                                                              800               31,347
Accumulated amortization                                     (321)              (2,686)
                                                -----------------   ------------------
                                                         $    479             $ 28,661
                                                -----------------   ------------------
                                                -----------------   ------------------



These assets are amortized over their respective estimated useful lives.

5. STOCK OPTIONS

     During the six month period from March 31 to September 30, 1999, the Company granted stock options that resulted in deferred compensation costs of $4.7 million. Of this amount, $4.0 million is related to 783,028 options granted to employees at less than market value and is being amortized over the vesting period, generally four years. An additional $250,000 is related to 50,000 options granted to employees at less than market value and is being amortized over periods not to exceed one year. The remaining $400,000 is related to 68,500 options granted to third parties and is being amortized over the respective service periods of up to one year.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest during the nine months ended September 30, 1998 and 1999 was $54,000 and $926,000, respectively.

     During the nine months ended September 30, 1998 and 1999, the Company purchased capital assets under capital leases and a software financing contract of $627,000 and $2.4 million, respectively.

     Depreciation expense for the nine months ended September 30, 1998 and 1999 was $180,000 and $857,000, respectively. Amortization expense for the nine months ended September 30, 1998 and 1999 was $224,000 and $2.4 million, respectively.

7. INITIAL PUBLIC OFFERING

     On August 10, 1999, the Company completed an initial public offering in which proceeds, net of underwriting discount and commission, of approximately $46.0 million were raised. An additional $5.0 million was raised in a direct sale of 454,545 shares of Common Stock to General Electric Capital Assurance Company. A portion of the proceeds was used to retire the notes payable ($26.6 million at August 10, 1999) and pay all accumulated dividends ($2.1 million) on mandatorily redeemable convertible preferred stock.

     Upon completion of the initial public offering on August 10, 1999 by the Company, all outstanding shares of the Company's mandatorily redeemable convertible preferred stock were converted to shares of common stock. One share of common stock was exchanged for each share of preferred stock, resulting in an increase in shareholder equity of $34.4 million.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT, AS AMENDED, THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. YOU SHOULD READ THE CAUTIONARY STATEMENTS MADE IN THIS REPORT AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" BEGINNING ON PAGE 14. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS.

OVERVIEW AND OUTLOOK

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

     The majority of our services are sold to clients under short-term service agreements with an initial term of six or twelve months and month-to-month thereafter. Revenues are recognized net of promotional discounts. We offer some of our services on an initial "free trial" basis, generally for periods of one to three months, in which case revenue is not recognized until the end of the free trial period and the client continues service on a paying basis.

     We expect to continue to increase our revenues by acquiring more customers and by increasing and improving our product offerings, although we may not sustain the same rate of growth as is reported in these interim statements.

     Our cost of revenues consists of the costs associated with production, maintenance and delivery of our services. These costs include the costs of production, processing and design personnel, communication expenses related to data transfer, fees payable to third parties for distribution of vehicle inventory data to other Web sites and for banner advertising, site content licensing fees and costs of Web and database servers used to host client data.

     Some strategic new products may be lower margin products. Further, we have experienced increased demand for custom design and development projects, which carry higher costs. As we respond to the customer demand for these products our gross margin may decline.

     In April 1999, we acquired PartsVoice, LLC, an Oregon limited liability company, whose principal business is vehicle parts data acquisition and management services. The purchase price, including transaction expenses, was $30.7 million, of which $3.0 million was paid in cash and $4.4 million was paid by issuance of preferred stock and warrants at closing. The balance of the purchase price was paid by issuance of short-term notes, which were paid in full on August 10, 1999 with proceeds from the Company's initial public offering. See "Liquidity and Capital Resources." The PartsVoice acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets. The consolidated results of operations include PartsVoice for the period May 1, 1999 to September 30, 1999.

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

     Since inception, but increasingly during the past year, we have made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. Over the last twelve months we have hired more than 183 employees, excluding the addition of PartsVoice employees, and invested more than $3.6 million in capital assets. These investments are intended to improve our service to clients, including backup computer systems and more stable and scalable database systems. Our planned growth will require additional staff and facilities.

     The Company is in the process of reorganizing its development, design and production staff to improve focus on new product development and to reduce turnaround time for client requests. We expect these changes may increase our product development and production staff expenses relative to sales, marketing and administrative costs.

     Our continued growth and the PartsVoice acquisition have placed and will continue to place a significant strain on our managerial and operational resources. To manage our anticipated growth, we must continue to implement and improve our operational and financial systems and must expand, train and manage our employee base.

     We intend to continue to invest in technology infrastructure development, marketing and promotion, services development and strategic relationships. As a result, we expect to continue to incur net losses and negative cash flows from operations at least through 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Revenues increased from $1.6 million for the three months ended September 30, 1998 to $7.0 million for the same period in 1999, an increase of $5.4 million, or 328.0%. Of the increase, $2.8 million, or 52.0% of the change, is attributable to revenues generated by PartsVoice. The remaining 48.0% of the change is due to an increase in our client base and the sale of additional services to existing clients. The revenue increase is net of client attrition of 1.6% during the three months ended September 30, 1999 compared with a client attrition rate of 3.1% for the same period for 1998. Attrition rates were determined based on total dealer clients as of September 30, 1999 and 1998, respectively. As of September 30, 1999 Cobalt was paid to manage and maintain Web sites for 4,647 dealer clients, compared to 3,699 at June 30, 1999.

     COST OF REVENUES. Cost of revenues increased from $333,000 for the three months ended September 30, 1998 to $1.5 million for the same period in 1999, an increase of $1.2 million or 352.1%. Of this increase, $414,000, or 35.3%, is related to increased staffing required to accommodate our increased client base, $373,000, or 31.8%, is attributable to PartsVoice, and $224,000, or 19.1%, is associated with the costs of advertising and distribution of vehicle inventory data to third party Web sites. Cost of sales as a percentage of sales has increased from 20.2% to 21.4% for the quarter ended September 30, 1999 compared to the same period for 1998. Improvement in the product mix toward higher-margin parts locating and hosting and maintenance services was offset by the increase in production and design staff and service delivery facilities required to support current and future growth in our customer base.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, including sales commissions, travel expenses and expenses for promotional advertising and marketing. Sales and marketing expenses increased from $1.2 million for the three months ended September 30, 1998 to $3.7 million for the same period in 1999, an increase of $2.5 million, or 201.6%. Of this increase, $814,000 or 33.2%, is due to the increase in the number of our sales and marketing personnel, $658,000, or 26.7%, is attributable to an increase in commissions paid to sales staff and management which reflects the significant increase in customers during the third quarter, $401,000, or 16.3%, is attributable to PartsVoice, and $333,000, or 13.6%, is attributable to increased corporate brand advertising.

     PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation for product development personnel and costs of related computer equipment. We expense product development costs as they are incurred. We increased our product development costs from $261,000 for the three months ended September 30, 1998 to $834,000 for the same period in 1999, an increase of $573,000, or 220.1%. This increase is due to the increase in the number of our product development personnel and associated computer related costs, resulting from the increased emphasis on product development initiatives.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, facilities and communications expenses and fees for outside professional advisors. General and administrative expenses increased from $1.3 million for the three months ended September 30, 1998 to $3.9 million for the same period in 1999, an increase of $2.6 million, or 205.5%. Of this increase, $1.1 million, or 40.5% is attributable to the increase in the number of staff and management personnel, $403,000, or 15.4%, is due to PartsVoice, and $301,000, or 11.5%, is
attributable to the increase in facilities and general office expenses.

     AMORTIZATION OF INTANGIBLE ASSETS. The increase is due to amortization of the intangible assets and goodwill related to the PartsVoice acquisition on April 30, 1999.

     STOCK BASED COMPENSATION. Stock based compensation increased from $172,000 for the three months ended September 30, 1998 to $1.1 million for the same period in 1999, an increase of $879,000, or 510.9%. The increase is due to an increase in the number of options that were granted to employees with exercise prices below the fair value of the underlying stock.

   NET LOSS. Our net loss for the three months ended September 30, 1998 was $1.7 million compared to a net loss of $5.5 million for the same period in 1999, an increase of $3.8 million or 222.0%. Increased operating expenses described above, including the increase in non-cash charges of $1.3 million for goodwill amortization and $879,000 for stock based compensation, offset the increase in revenues.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Revenues increased from $4.0 million for the nine months ended September 30, 1998 to $14.9 million for the same period in 1999, an increase of $10.9 million, or 274.2%. Of this increase $4.6 million or 42.2% is attributable to PartsVoice. The remaining increase is due in part to the significant net increase in our client base and the sale of additional services to existing customers. The increase is net of dealer client attrition of 5.2% during the nine months ended September 30, 1999 compared with a client attrition rate of 6.7% for the same period for 1998. Attrition rates were determined based on total dealer clients as of September 30, 1999 and 1998, respectively.

     COST OF REVENUES. Cost of revenues increased from $746,000 for the nine months ended September 30, 1998 to $3.1 million for the same period in 1999, an increase of $2.4 million, or 321.0%. Of this increase, $735,000, or 30.7% is due to an increase in costs related to increased staffing required to accommodate our increased client base, $664,000, or 27.7%, is associated with increased sales of advertising and distribution of vehicle inventory data to third party Web sites, and $579,000, or 24.2%, is attributable to PartsVoice. Cost of sales as a percentage of sales increased from 18.7% to 21.1% for the nine-month period ended September 30, 1999 compared to the same period for 1998. During this period, the product mix had shifted to lower margin products, creative and development services and resale of third party products, in addition to the increase in production and design staff and service delivery facilities required to support current and future growth in our customer base. Since PartsVoice was acquired on April 30, 1999, the year-to-date period reflects only five months of the higher margin parts locating service revenues. On a pro forma basis, assuming PartsVoice had been acquired at the beginning of the period, our reported margins would have been 22.1% for the nine-month period ended September 30, 1999.

     SALES AND MARKETING. Sales and marketing expenses increased from $2.6 million for the nine months ended September 30, 1998 to $7.8 million for the same period in 1999, an increase of $5.2 million, or 203.0%. Of this increase, $2.0 million or 38.3%, is due to the increase in the number of our sales and marketing personnel, $1.1 million, or 21.0%, is attributable to increased corporate brand advertising, $932,000, or 17.9%, is attributable to an increase in commissions paid on sales, and $613,000, or 11.8% is due to PartsVoice.

     PRODUCT DEVELOPMENT. Our product development costs increased from $609,000 for the nine months ended September 30, 1998 to $1.8 million for the same period in 1999, an increase of $1.2 million, or 201.5%. This increase is due to the increase in the number of our product development personnel and associated computer equipment costs, resulting from the increased emphasis on product development initiatives.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2.7 million for the nine months ended September 30, 1998 to $8.4 million for the same period in 1999, an increase of $5.7 million, or 209.2%. Of this cost increase, $2.4 million, or 43.0% is due to the increase in the number of staff and management personnel, $758,000, or 13.4%, is attributable to increased consulting, legal and accounting fees, and $687,000, or 12.1%, is attributable to the increase in facilities and general office expenses.

     AMORTIZATION OF INTANGIBLE ASSETS. The increase is due to amortization of the intangible assets and goodwill related to the PartsVoice acquisition on April 30, 1999.

     STOCK BASED COMPENSATION. Stock based compensation increased from $279,000 for the nine months ended September 30, 1998 to $2.4 million for the same period in 1999, an increase of $2.1 million. The increase is due to an increase in the number of options that were granted to employees with exercise prices below the fair value of the underlying stock.

     NET LOSS. During the nine months ended September 30, 1998 we sold the assets of our HomeScout real estate search service division and realized a gain of $1.6 million. Excluding the gain on sale of HomeScout, our net loss for the nine months ended September 30, 1998 was $3.2 million compared to a net loss of $11.7 million for the same period in 1999, an increase of $8.5 million. Increased operating expenses described above, including the increase in non cash charges of $2.2 million for goodwill amortization and $2.1 million for stock based compensation, offset the increase in revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily from sales of common and preferred stock, cash flow from operations and, to a lesser extent, borrowings under short-term debt facilities. Our initial public offering in August 1999 yielded proceeds of $46.0 million, net of underwriting discounts. A direct sale of common stock to General Electric Capital Assurance Company in August 1999 yielded an additional $5.0 million in proceeds. These proceeds were used to repay the PartsVoice acquisition indebtedness of $23.0 million and borrowings of $3.6 million outstanding under a line of credit. In addition, we used approximately $2.1 million of the net proceeds to pay dividends on preferred stock.

     Net cash used in operating activities was $8.9 million for the nine months ended September 30, 1999. Cash used in operating activities consisted primarily of net operating losses after non-cash charges and increases in accounts receivable and other assets, offset by increases in current liabilities.

     Net cash used in investing activities was $3.1 million for the nine months ended September 30, 1999. Cash used in investing activities consisted of the initial cash payment and expenses for the PartsVoice acquisition and the investment in capital assets offset by proceeds from short-term investment maturities.

     Net cash provided by financing activities was $24.4 million for the nine months ended September 30, 1999. Cash provided by financing activities consisted primarily of proceeds from the initial public offering and direct sale of common stock offset by payments of notes and dividends on preferred stock.

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

YEAR 2000 READINESS

     Many existing computer programs and hardware use only two digits to identify a year. These computer programs and hardware were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer programs and hardware could fail or create erroneous results by, at or beyond the year 2000. We have evaluated our internal and third party hardware and software systems and, based on this evaluation and statements published by our hardware and software suppliers, which we have not verified, we have determined that substantially all of our systems are Year 2000 compliant. All of our non-compliant purchased software is used for internal processes only. We have replaced or upgraded several such software products and will complete this process prior to December 31, 1999. We also intend to replace all of our non-compliant hardware prior to December 31, 1999. We are in the process of remediating our internally developed software for Year 2000 compliance and intend to have all such software fully compliant prior to December 31, 1999. We have executed a substantial number of test scenarios that simulate the date change for all critical systems and intend to continue execution of such testing during the remainder of 1999.

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

     In addition, we utilize other services developed and provided by third party vendors that may fail due to Year 2000 issues. We are currently assessing the Year 2000 readiness of services provided by our third party vendors. If we identify specific risks we will develop and implement a remediation plan with respect to third party services that may fail to be Year 2000 compliant.

     To date, we have expended internal resources associated with assessment and remediation of Year 2000 issues. Total costs associated with our entire review and assessment are expected to be less than $25,000. The failure of our software and computing systems and of our third party vendors to be Year 2000 compliant could have a material adverse effect on our business, results of operations and financial condition.

    We will be developing contingency plans to respond to unanticipated issues associated with unremediated Year 2000 problems.

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

     OUR LIMITED OPERATING HISTORY AND UNPROVEN, EVOLVING BUSINESS MODEL MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

     We began offering our services to automobile dealers in November 1995. We must achieve broad market acceptance of our services and continue to expand our service offerings for our business to succeed. Our client base represents a relatively small percentage of the total franchised automobile dealer community in the United States, and many of our dealer clients have been clients for only a short time. We cannot assure you that our new and planned future offerings will be successful or that our broader business model, as it evolves, will succeed.

     WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS MAY NOT BE FINANCIALLY VIABLE.

     We have incurred net losses each year since we began operations and we expect that we will not be profitable at least through the year 2000. We cannot guarantee that our business strategy will be successful or that we will ever achieve or maintain significant revenues or profitability. After giving pro forma effect to Cobalt's acquisition of PartsVoice, we had a net loss of $12.4 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $36.5 million. We have not had operating profits on a quarterly or annual basis. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant quarterly revenue increases to achieve and maintain profitability.

     ANY FAILURE TO INTEGRATE PARTSVOICE WITH COBALT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS.

     To execute our business plan, we must continue to integrate PartsVoice and Cobalt operations and services into a cohesive, combined entity. Cobalt's acquisition of PartsVoice has significantly increased the size and the geographic dispersion of our workforce and operations and has expanded our physical facilities. In addition, as the integration of PartsVoice has progressed certain employees of PartsVoice have chosen to leave the company, including Brian Allen, the former president of PartsVoice. Geographic dispersion and the loss of PartsVoice personnel increases the risk that we will fail to effectively gather, store, and communicate information and ideas, including technical knowledge and expertise, throughout our organization, which in turn would negatively impact our business. Also, if we fail to effectively integrate PartsVoice, we will not achieve the increases in sales to our existing client base that are a key element of our future growth. Finally, we may fail to realize operating efficiencies from combining operations such as extracting parts inventory and other data from automobile dealerships and consequently our results of operations may suffer.

     ANY FAILURE TO MANAGE OUR GROWTH EFFECTIVELY WILL ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     We are experiencing rapid growth that places significant strain upon our management and operational systems and resources. Failure to manage our growth effectively will have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively as a provider of Internet marketing services to the automobile industry and to manage future growth requires us to continue to improve our operational systems, software development organization and our financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel.

     We recently have hired a significant number of new employees, including key executives, and we will continue to add personnel to maintain our ability to grow in the future. For example, we have hired more than 153 new full-time employees in the first nine months of 1999 and our Vice Presidents of Development, Business Development, and Field Sales, each have been with us for less than one year. We must integrate our key executives into a cohesive management team and at the same time train and manage our employee work force in a timely and effective manner to expand our business. We cannot guarantee that we will be able to do so successfully.

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

     For our business to succeed, we must continue to develop relationships with franchised dealerships and multi-franchise dealer groups. We derive a substantial portion of our revenues from fees paid by our automobile dealer clients and our future growth depends in part on expanding our base of dealer clients. We also must maintain close working relationships with manufacturers. While we have established relationships with a number of manufacturers, these relationships are relatively new and we have little experience in maintaining them. In addition, manufacturers may elect to implement their own Internet strategies, which could reduce our potential client base. For example, during the period ended September 30, 1999 Hyundai Motor America chose to consolidate all of their Internet services with a single vendor and notified us of their intent not to renew its contract.

     EXCESSIVE TURNOVER OF OUR DEALERSHIP CLIENTS COULD INCREASE OUR COSTS, DAMAGE OUR REPUTATION AND SLOW OUR GROWTH.

     Our service agreements with dealerships generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealer client turnover. During 1998, 262 dealer clients, or approximately
8.0% of our total dealer clients as of year-end, were terminated. For the nine months ended September 30, 1999, 242 dealer clients, or approximately 5.2% of our total dealer clients as of September 30, 1999 were terminated. Our rate of dealer client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealer clients purchasing our services could have a material adverse effect on our business, results of operations and financial condition.

     WE EXPEND CONSIDERABLE RESOURCES IN SELLING OUR SERVICES TO PROSPECTIVE NEW CLIENTS. SALES EFFORTS THAT TAKE LONGER THAN EXPECTED TO COMPLETE OR THAT ARE UNSUCCESSFUL COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     The time, expense and effort of securing dealership engagements may exceed our expectations. The length of the sales cycle varies by dealership and dealer group, but can range from four to eight months. Because the decision to purchase Internet marketing services often involves adoption by a dealership of a new way of thinking about the automobile sales process, we often devote significant time and resources to a prospective dealership client, including costs associated with multiple site visits and demonstrations, without any assurance that the prospective client will decide to purchase our services. Larger engagements and efforts to secure manufacturer endorsements have a longer sales cycle.

     WE WILL FACE INTENSE COMPETITION AND, IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

     The market for Internet marketing and data aggregation services is very competitive. We face competition from Internet development firms, automobile sales lead generation services and data aggregation businesses. Our parts inventory data services, for example, face competition from data aggregation service providers such as Universal Computer Systems, Inc., The Reynolds and Reynolds Company and Automatic Data Processing, Inc., or ADP. Similarly, our Web site design, development and maintenance services face competition from local and national Internet development firms and services provided by AutoTrader.com, and Autobytel.com, Inc. In addition, we compete indirectly with automobile sales lead generation service companies, such as Autobytel.com, AutoVantage, AutoTrader.com, Microsoft CarPoint and Autoweb.com, and advertising agencies because their service offerings compete with ours for a share of the automobile dealership's Internet marketing budget.

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

     It is possible that some or all automobile manufacturers may attempt to provide services comparable to those that we provide to our clients. If this occurs, our ability to maintain or expand our client base and revenues will be impaired. In 1997, DaimlerChrysler Corporation announced an internal initiative to bring elements of our parts locator service in-house. This initiative could significantly reduce our contract revenues from parts data services that we currently provide to DaimlerChrysler dealers. In 1998, DaimlerChrysler elected to host the parts locator data internally, although we continue to extract and aggregate parts inventory from its dealers. For the nine months ended September 30, 1999, revenues from parts data services provided to the MOPAR division of DaimlerChrysler represented 20.9% of our pro forma combined revenues.

     IF WE ARE UNSUCCESSFUL IN QUICKLY AND EFFECTIVELY INTEGRATING FUTURE ACQUISITIONS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD SUFFER.

     A key element of our growth strategy is to pursue strategic acquisitions. Integrating newly acquired businesses or technologies may be expensive and time-consuming. We may fail to manage these integration efforts successfully. The negotiation of potential acquisitions or strategic relationships as well as the integration of future acquired businesses, products or technologies could divert our management's time and resources. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our business and results of operations could suffer. Acquisitions may cause us to incur contingent liabilities and to amortize expenses related to goodwill and other intangible assets, which could adversely affect our results of operations.

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

          - the amounts and timing of expenses such as those affected with increased headcount and sales commissions;

          - our ability to attract and retain personnel with the necessary technical, sales, marketing and creative skills required to develop our services and to service our clients effectively;

          - technical difficulties with respect to the Internet or our infrastructure; and

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

     In addition, our operations depend upon our ability to maintain and protect our computer systems, which are located at facilities in Seattle, Washington; Portland, Oregon; and Austin, Texas. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain back-up systems and capabilities and also maintain insurance against fires and general business interruptions, our back-up systems and our insurance coverages may not be adequate in any particular case. The occurrence of a catastrophic event could have a material adverse effect on our business, results of operations and financial condition.

     UNKNOWN SOFTWARE DEFECTS OR SYSTEM FAILURES COULD CAUSE SERVICE INTERRUPTIONS, WHICH COULD DAMAGE OUR REPUTATION AND ADVERSELY AFFECT OUR BUSINESS.

     Our service offerings depend on complex systems as well as software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are created. Although we conduct extensive testing, we may not discover software defects that affect our new or current services or enhancements until after they are deployed. Complex systems may not perform properly, particularly when first deployed or when upgraded or reconfigured. Software or system defects could cause service interruptions, which could damage our reputation or increase our service costs. They also could cause us to lose revenue and divert our development resources.

     IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGICAL ADVANCES RELATING TO THE INTERNET AND E-COMMERCE, CLIENTS MAY STOP BUYING OUR SERVICES AND OUR REVENUES WILL DECREASE.

     The market for Internet services is characterized by rapid technological developments, evolving industry standards and customer demands and frequent new service introductions and enhancements. Our future success will significantly depend on our ability to continually improve the quality of our data aggregation and management, product development, Web site maintenance, management and related services as well as content on our clients' Web sites. In addition, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology and could fundamentally affect the nature of Internet-based content, which could adversely affect our business, results of operations and financial condition.

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

     WE COULD FACE LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET AND LIABILITY FOR PRODUCTS SOLD OVER THE INTERNET.

     We could be exposed to liability with respect to third party information that is accessible through Web sites we create. These claims might assert that, by directly or indirectly providing links to Web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by third parties through these sites. It is also possible that if any information provided on our clients' Web sites contains errors, consumers and our clients could make claims against us for losses incurred in relying on this information. We access the systems and databases of our clients and, despite precautions, we may adversely affect these systems. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and our reputation could suffer dramatically. While we believe our insurance is adequate, our general liability insurance and contractual indemnity and disclaimer provisions may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

     OUR PRINCIPAL SHAREHOLDER AND ITS AFFILIATES WILL CONTINUE TO INFLUENCE MATTERS AFFECTING US, WHICH COULD CONFLICT WITH YOUR INTERESTS.

     As of September 30, 1999, E.M. Warburg, Pincus & Co., LLC beneficially owned approximately 46% of our common stock and is able to exercise significant influence over us, including on matters submitted to our shareholders for a vote, such as:

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

     OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SHAREHOLDERS.

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

     Our management has significant discretion in applying the remainder of the net proceeds of our initial public offering. We currently expect to use the remaining net proceeds of the offering for general corporate purposes, including capital expenditures and working capital. We also may use a portion of the net proceeds for the acquisition of companies, technology or services that complement our business or for strategic alliances with, or investments in, companies that provide complementary products and services. Failure to allocate these proceeds to productive uses would adversely affect our business, operations and revenues.

ITEM 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

1. On August 4, 1999, Cobalt's Registration Statement on Form S-1, Registration No. 333-79483 (the "Registration Statement"), was declared effective by the SEC. The Registration Statement registered 5,559,615 shares of common stock to be offered and sold in Cobalt's initial public offering and in a direct sale to General Electric Capital Assurance Company.

2.   On August 10, 1999, 2,106,282, 7,047,620, and 512,500 shares of Series A,
     B, and C mandatorily redeemable convertible preferred stock, respectively, were converted to common stock. One share of common stock was exchanged for each share of preferred stock.

3. As of September 30, 1999, Cobalt had realized and used the proceeds from its initial public offering as follows:

                                                                (in thousands)
         Proceeds from sale of 4,500,000 shares, less
             underwriters' discounts of $3,465,000                 $  46,035
         Proceeds from the direct sale to General
             Electric Capital Assurance Company                        5,000
         Expenses related to the initial public offering                (564)
                                                                   ---------
         Total proceeds                                            $  50,471
                                                                   ---------
                                                                   ---------

         Use of proceeds:
         Repayment of PartsVoice acquisition notes                 $  23,000
         Repayment of notes payable                                    3,600
         Payment of preferred stock dividends to related
           parties                                                     2,100
         Payment of management fee to related party                      150
         Acquisition of capital assets                                   141
         Working capital                                               3,275
                                                                   ---------
          Use of proceeds                                          $  32,266
                                                                   ---------
                                                                   ---------

         The balance of proceeds were invested in short-term (less than one year) investments.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K:

      a. Exhibits

         Exhibit 27 - Financial Data Schedule

         Exhibit 10.1 - Lease Agreement (office form dated October 24, 1999)

         Exhibit 10.2 - Lease Agreement (parking dated October 24, 1999)

      b. Reports on Form 8-K.

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THE COBALT GROUP, INC.



                            By: /s/ David M. Douglass
                               ------------------------
                                David M. Douglass
                            Chief Financial Officer,
                           Vice President Operations,
                                  and Secretary


                                 DAVID DOUGLASS

                            Dated: NOVEMBER 15, 1999