Form 10-K
period 1999-12-31
COBALT GROUP INC
filed 2000-03-30
CIK 1036290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM       TO
                          COMMISSION FILE NUMBER 000-26623
                            ------------------------

                             THE COBALT GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            WASHINGTON                           91-1674947
   (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION
 OF INCORPORATION OR ORGANIZATION)                  NO.)

                            2200 FIRST AVENUE SOUTH
                           SEATTLE, WASHINGTON 98134
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
       Registrant's telephone number, including area code: (206) 269-6363
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.01
                             (TITLE OF EACH CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No __

    As of March 17, 2000 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $93.3 million.

    As of March 17, 2000 the number of shares of the registrant's Common Stock outstanding was 17,180,929.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant's Proxy Statement for the 2000 annual meeting of shareholders to be held on May 23, 2000 are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               NO.
                                                                               ----
                                           PART I

ITEM 1.         BUSINESS....................................................     3

ITEM 2.         PROPERTIES..................................................    24

ITEM 3.         LEGAL PROCEEDINGS...........................................    24

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    24

ITEM 4(a).      EXECUTIVE OFFICERS OF THE REGISTRANT........................    24

                                          PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.........................................    26

ITEM 6.         SELECTED FINANCIAL DATA.....................................    28

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...................................    29

ITEM 7(a).      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK........................................................    34

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................    34

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE....................................    52

                                          PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    53

ITEM 11.        EXECUTIVE COMPENSATION......................................    53

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT..................................................    53

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    53

                                          PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K.........................................................    53

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are a leading provider of Internet solutions and business-to-business services to the automotive industry. Through Internet-based application development and hosting, data management, and online referral services, we help dealers, dealer groups and automobile manufacturers use the Internet to realize new efficiencies, market their products and services more effectively and better serve their customers. Our strength lies in our ability to integrate Internet-based technologies to meet the needs of our clients, our expertise in extracting, aggregating and mining large quantities of data, and our ability to leverage our client base to provide network and distribution services.

    We currently offer our clients:

    - integrated Web site services;

    - Internet-based application tools to complement our Web services;

    - data extraction and data mining services;

    - data distribution services; and

    - training and support services to help them use the Internet effectively.

We seek to continually develop additional services to help our clients realize the potential of the Internet to attract and retain customers, increase the efficiency of their operations, and improve the productivity of their sales, service, parts and finance and insurance departments.

    We currently manage and maintain approximately 5,200 Web sites for clients holding more than 7,000 new vehicle franchises. Our clients include over 50 of the 100 largest dealer groups in the United States, as ranked by AUTOMOTIVE NEWS. We are the manufacturer-endorsed provider of Web site solutions for the U.S. dealership networks of Acura, Audi, Infiniti, Jaguar, Lexus, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Toyota and Volkswagen and we offer Web site services that are endorsed by the National Automobile Dealers Association, or NADA, an independent organization representing over 19,500 franchised automobile dealer members in legal, political and business affairs. Our vehicle parts data services are used by clients holding more than 10,000 new vehicle franchises and the database contains over 46 million parts. We also provide vehicle parts data services to DaimlerChrysler, Hyundai, Kia, Mazda, Mitsubishi, Subaru and Toyota. In total, we provide our services to clients holding approximately 15,000 new vehicle franchises.

    We were incorporated under the laws of the State of Washington in 1995. Our principal office is located at 2200 First Avenue South, Seattle, Washington 98134 and our telephone number is (206) 269-6363.

INDUSTRY BACKGROUND

    The automotive retailing industry is one of the largest retail trade sectors in the United States with revenues totaling more than $1 trillion annually. New vehicle franchised dealerships generated more than $500 billion in new and pre-owned vehicle sales in 1998. Significant additional revenues are generated by the franchised dealership's three other profit centers: vehicle service, vehicle parts sales, and vehicle financing and insurance.

    While the automotive retailing industry is large, it remains highly fragmented and is characterized by relatively small, independent dealerships. There are more than 22,000 automobile dealerships in the United States representing more than 49,000 franchises and 41 nameplates. According to AUTOMOTIVE NEWs, the top ten U.S. dealer groups sold only 4.1% of the total new and pre-owned vehicles sold in 1998.

    The automotive retailing industry is highly competitive and characterized by relatively low margins. In many markets, there are numerous dealerships offering consumers identical, or very similar, products and services. Furthermore, the relatively high cost of a new car makes consumers price-sensitive and encourages comparison shopping among dealerships. These market dynamics result in low dealership pre-tax margins and require dealerships to maintain multiple sources of profitability.

INTERNET USAGE

    The growth of the Internet as a viable communication medium has created opportunities for automobile manufacturers and dealerships to market cost-effectively to and initiate relationships with a large and growing pool of online consumers. According to a study published by the Stanford Institute for the Quantitative Study of Society, more than 84 million adults in the U.S., or approximately 55% of the total U.S. adult population, have access to the Internet, and 36% use the Internet at least five hours per week. The number of Internet users is projected by International Data Corporation, or IDC, to increase to over 135 million by the end of 2002. According to IDC, the volume of goods and services purchased over the Internet is projected to reach
$425 billion in 2002.

ONLINE AUTOMOBILE TRANSACTIONS

    J.D. Power and Associates estimates that 40% of new vehicle purchasers used the Internet to search for information on automobiles or otherwise assist them with their purchases in 1999, and this figure is expected to increase to approximately 66% by the end of 2001. Seventy-six percent of these prospective customers who use the Internet during the shopping process visit manufacturers' Web sites to conduct research on vehicles. According to Forrester
Research, Inc., $9.3 billion in vehicle sales in the U.S. were attributed to the Internet in 1999. This number is projected to increase 144% in 2000 to $22.7 billion.

DEALER INTERNET USAGE

    Automobile dealers have come to realize the impact that the Internet is having on their business. NADA reports that the Web presence of new-car dealers reached an all-time high in February 2000. NADA's survey of Internet utilization found the number of dealerships with Web sites in February 2000 was 80.3%, an increase of 8.4% over the prior six month period. Ninety-three percent of these sites are interactive, allowing the customer to send e-mail, order online, schedule sales and service appointments or obtain financing. However, the opportunity exists for many dealers to improve the flexibility of their Web sites. For example, only 42% of dealer Web sites allow customers to schedule a sales or service appointment. The NADA study also determined that two-thirds of those dealerships currently without Web sites plan to be on the Internet within the next six months. Furthermore, Forrester Research predicts that dealers will increase spending on Internet marketing to $600 million annually by 2002.

BUSINESS-TO-BUSINESS E-COMMERCE

    Business-to-business e-commerce is expected to grow from $250 billion in 2000 to $2.7 trillion in 2004, according to Forrester Research. For the automotive industry, the Internet provides significant opportunities to create efficiencies and expand online business-to-business transactions including wholesale parts sales, wholesale vehicle auctions and dealer purchasing services.

    The original equipment manufacturer, or OEM, parts market generates in excess of $30 billion in revenue annually. The Internet creates an opportunity to improve interaction between dealers who need to trade parts, particularly slow moving or obsolete parts that are typically written off. Similarly, dealer-to-dealer transactions in used vehicles through wholesale auctions provide more than 30% of the used cars inventory for franchised dealers. Again, opportunities exist to leverage the Internet to provide vehicle auctions more efficiently and cost effectively than otherwise possible. Finally, we believe the average dealer spends $250,000 per year with approximately 800 individual vendors who provide industry-specific goods and services such as motor oil, office supplies, and company clothing. As networks of consumers are aggregated through the Internet, they can be leveraged to consolidate the communication process and facilitate discounted purchases of goods and services.

MARKET OPPORTUNITY

    The advent of the Internet has created tremendous opportunities for automobile dealers to leverage their market position and expertise to better communicate with consumers, improve the efficacy and efficiency of the sales process and, ultimately, generate increased profits. We believe that there are opportunities to grow and leverage our network of dealer clients. As we add more dealer clients, the information stored in our databases increases and the value of that information to each client is enhanced, thereby increasing the value of our network. Similarly, as our dealer client network grows and we add commercial transaction capabilities, we position ourselves to create an efficient business-to-business marketplace that provides value to our clients and new revenue opportunities for us.

    We believe that the increasing demand for Internet solutions in the automotive retailing industry provides a significant market opportunity for a business-to-business technology company that:

    - understands the unique marketing requirements of automobile manufacturers, dealers and dealer groups;

    - has a client network with the critical mass to create network-driven transaction opportunities; and

    - has the strategic and technical development capabilities to leverage a large client network into a business-to-business exchange and distribution system.

THE COBALT GROUP SOLUTION

    We help dealers, dealer groups and automobile manufacturers use the Internet to realize new efficiencies, market their products and services more effectively and better serve their customers. We believe that our solution provides the following benefits:

INTEGRATED WEB SITE SOLUTIONS

    We can rapidly deploy sophisticated Web sites for our clients that are integrated with other Web sites within an affiliated network and with our suite of Internet-based applications and services. Web sites built and maintained by us allow our dealer clients to manage their Internet marketing platform individually while providing manufacturers with the means to manage their brands. We achieve this by integrating network-wide style and graphics templates that support a cohesive brand-building strategy with dealer-specific content pages, a searchable vehicle database, and interactive communications tools.

    Our core Web service offerings are integrated with applications for managing Web sites and the Internet marketing process, data distribution services that support the Internet marketing effort, data collection services that improve dealer efficiency, and network services that leverage our client base. We design our services to help our clients pursue, enrich and maintain customer relationships, which we believe increase the likelihood that the dealership will complete an initial sale and follow-on sales of vehicles and automotive-related products and services.

APPLICATION SERVICES

    We provide our clients with applications and services that enable them to sell their products and services more efficiently. Our solution integrates a dealership's Web presence with a suite of applications and services that allow each client to actively manage its Web presence and to communicate efficiently and effectively with prospective and current customers. Our suite of Internet-based tools includes:

    - TRAFFIC REPORTER, which provides reports for dealers to track user traffic on their Web site;

    - LEAD MANAGER, a tool for organizing, tracking and distributing Internet leads;

    - ADWIZARD PLUS, a tool that allows dealers to create and post custom advertisements on their Web site;

    - AUTOSHOW, a tool to showcase inventory on dealer Web sites; and

    - SERVICE SOLUTION 2-1-1, a collection of services that provide automatic e-mail reminders to dealers' customers to bring their vehicles in for service.

    We believe a critical element of successfully marketing to consumers of automotive products and services over the Internet is timely and relevant communication. Our Internet-based editing and management tools allow our clients to customize and update their Web sites continuously. To help our clients understand the nature and sources of their Web traffic and to plan effective online promotions, we offer tools that give our clients access to information with which they can better understand their customers' behavior and preferences. Our Lead Manager tool allows our clients to organize and track Internet sales leads and enables them to manage prospective customers and follow-up activities more effectively. Proactive customer communication is facilitated with services that send e-mail to customers with service appointment and service schedule reminders. By facilitating effective customer interaction, both pre- and post-sale, our services support the management of customer relationships. In addition, we believe that effective use of the Internet as a communication medium can increase the efficiency and productivity of, and reduce turnover among, a dealership's sales staff.

BUSINESS-TO-BUSINESS NETWORK SERVICES

    We provide our clients with services that leverage the size of our client base. Our MotorPlace.com business-to-business vertical portal aggregates vehicle and parts data from across our client network to facilitate dealer transactions and also provides information services such as daily automotive and national news, sports scores, stock quotes and weather. Our data aggregation and management capabilities leverage our client network to facilitate business-to-business transactions by presenting our clients with consolidated, system-wide vehicle and parts inventory information, collected from disparate sources and systems, and searchable on a centralized Web site as well as on individual dealership Web sites. By providing an inexpensive mechanism to market vehicle and parts inventories to a broad audience, our clients can increase the frequency of inventory turns, thus reducing obsolescence and financing costs. Our dealership clients also can manage their inventory to meet customer needs more effectively and increase the likelihood of closing a sale.

DATA MINING AND DISTRIBUTION

    Our systems aggregate, manage and allow access to large quantities of data, including data relating to customer activities, vehicle and parts inventories and Internet traffic. The volume of data associated with our client network, combined with our data acquisition and management expertise, provide us with an opportunity to mine the data for the benefit of our clients, who can use it in making informed business decisions. We provide dealers, dealer groups and manufacturers with detailed reports on Web traffic, and we are able to provide analyses of patterns that help our clients evaluate the effectiveness of advertising and promotional campaigns and the sources of their traffic. Similarly, we provide our clients with data analysis and reporting on vehicle and parts inventory in our systems. We believe that as the size of our client network grows, the volume of data and the opportunities for extracting valuable information from it will increase.

    We believe that searchable inventory is a valuable tool for automobile dealers to use in acquiring Internet leads. We have established a data distribution network to present our clients' vehicle inventories to automobile shoppers on the Internet. Partners in our data distribution network include Internet classifieds sites such as Yahoo!, Excite, InfoSpace, and BuySellBid.com.

GROWTH STRATEGY

    Our objective is to be the premier provider of Internet solutions and create the dominant dealer-to-dealer e-commerce network in the automotive retailing industry. We intend to implement the following strategies to achieve this objective:

EXPAND OUR CLIENT BASE

    We intend to increase our market penetration by educating prospective clients about the benefits of deploying our Internet marketing and e-commerce solutions. The recent endorsement of our Web site services by NADA has resulted in new sales of our Web site and data aggregation services and reflects an appreciation by the automotive retailing industry of our alignment with franchised automobile dealers and our understanding of the needs and attributes of the "online shopper". We believe that we can leverage our reputation to continue building key relationships with manufacturers, dealer groups and individual dealerships. To take advantage of our position within the industry, we have adopted a consultative approach in our sales and marketing efforts and seek to be viewed by both current and prospective clients as their e-business partner of choice.

SELL ADDITIONAL SERVICES TO OUR EXISTING CLIENTS

    We seek to enhance our clients' understanding and appreciation of Internet and business-to-business services and encourage them to upgrade their Web sites with additional services and new features. We believe that our best informed clients are the most likely to purchase additional services from us. Consequently, our sales and marketing activities include recommending service upgrades that are consistent with a client's e-business strategy, Internet management capabilities, and budget. In addition, we estimate that less than 10% of our client base purchase both Internet marketing and data aggregation services from us. We believe that we have an opportunity to cross-sell our entire suite of services to clients that currently purchase only one service from us.

LEVERAGE OUR CLIENT NETWORK AND INCREASE OUR SERVICE OFFERINGS

    We are committed to expanding our suite of Internet services to address the evolving needs of our clients. We have identified a number of opportunities, such as our MotorPlace.com business-to-business portal, that we believe leverage our large network of dealership clients, our core competencies in data acquisition and integration, and our technical and online marketing expertise. With MotorPlace.com we intend to develop an Internet-based business-to-business marketplace in which dealers and other industry participants will be able to buy, sell and trade new and used vehicles, OEM parts and dealership equipment, as well as other products and services.

PURSUE GROWTH BY ACQUISITIONS

    We are continually assessing strategic investments and acquisitions that are aligned with our goals of increasing our client base, expanding our service offerings and improving our technology. Our acquisition of PartsVoice in April 1999 provided us with access to clients representing an additional 8,000 franchises as well as a new suite of services. As a result, we are able to cross-sell our Internet marketing and data aggregation services to our combined client base. We expect our January 2000 acquisition of IntegraLink, Inc., a provider of data acquisition solutions to the automotive industry, to enhance the data acquisition capabilities of PartsVoice. In addition, the IntegraLink acquisition provided us with client relationships through which we access the information management systems of approximately 2,700 additional dealers.

SERVICE OFFERINGS

    We continue to develop and enhance our Internet-based services to enable our clients to increase profits in all five dealership profit centers (new vehicles, pre-owned vehicles, service, parts, and finance and insurance).

INTEGRATED WEB SITE SOLUTIONS

    The foundation of our service offering is a powerful, cost-effective Web site. We offer a wide range of features and options that enable our clients to have a robust e-business platform. Our core Web site solution consists of two packages, our Web Essentials Package-TM- and our Web Premier Package-TM-, that allow dealers to select the suite of services that best meets their needs. In January 2000, versions of our core packages were endorsed by NADA to accelerate Web site adoption by NADA's dealer members. The NADA Web Essentials Package provides fundamental Web development and business management tools. Included in the package are Web site content and hosting, e-mail forms, automated new and used vehicle inventory listing capabilities, traffic reporting and links to manufacturer and NADA resources. The NADA Web Premier Package builds on the Essentials package with advanced tools such as our AdWizard Plus, Lead Manager, Service Solution 2-1-1 and the PartsVoice parts locator system.

    WEB SITE LAYOUT AND CONTENT TEMPLATES. Using our Design Gallery set of Web site templates, we are able to draw from a collection of layouts with approximately 100 style and color variations, along with an extensive selection of splash page options and graphics. Dealers can complement the designs by providing photos and other images that are specific to the dealership. Once the layout is determined, we provide our clients with a range of content templates and format styles that enable them to customize the dealer-specific content of their online presence and highlight the specific benefits and attributes associated with their dealerships.

    E-MAIL FORMS. We offer a variety of tailored e-mail forms on the Web site to address specific customer needs and interests, including requests for financing pre-qualification, service appointments, and price quotes on specific vehicles. These forms include dynamically generated content, such as information about a vehicle listing and a photograph of the vehicle about which the customer has inquired. The forms also solicit context-specific information from the customer to enhance the shopping experience and ensure that the dealership receives the information necessary to respond fully and promptly to the inquiry.

    DEALER-MANAGED PAGES AND CONTENT LIBRARY. Our integrated Web site tools include features that allow our clients to build special promotional pages on their sites quickly and easily using a simple step-by-step program and a wide array of stylistic templates, vehicle images and logos. Using our ADWIZARD PLUS tool, dealers can create and post custom, new vehicle display advertisements on their Web site. Our clients can also create coupons for services and highlight special offerings and can use our AUTOSHOW tool to showcase inventory on their Web sites with built-in editing and management tools.

    TRAFFIC REPORTER. Our Web site user traffic reporting feature allows our clients to review activity on their Web sites. Available data include total page views, addresses of referral sites, and parameters of vehicle searches conducted by site visitors. This information enables dealers to make informed decisions about management of their Internet marketing programs and to allocate their marketing resources more effectively.

    LEAD MANAGER. Our Lead Manager product is an Internet-based software tool that helps dealers save time by organizing and tracking Internet leads and routing them to dealer sales staff members. By integrating Internet leads from multiple sources, Lead Manager enables dealers to manage prospective customers and follow-up activities more effectively. Additional features of Lead Manager include paging capability to alert dealership employees when a new lead has entered their system, tools to alert management when leads are not responded to quickly, and standardized and customizable e-mail responses to customer inquiries.

    SERVICE SOLUTION 2-1-1. We offer our dealer clients a service that provides automatic e-mail reminders to customers to bring their vehicles into the dealership for service. In addition, customers can access recommended service milestone information online.

BUSINESS-TO-BUSINESS NETWORK SERVICES

    MOTORPLACE.COM. In January 2000 we launched MotorPlace.com, a business-to-business vertical portal for the automotive industry. MotorPlace.com aggregates vehicle and parts data from across our client network to facilitate dealer transactions. MotorPlace.com provides access to automobile parts inventories from our PartsVoice parts locator system and more than 580,000 new and used vehicles, MotorPlace.com also serves as an access point for several of our Internet-based Web site and data management tools. To promote MotorPlace.com as a gathering point for employees of U.S. new car dealerships and other participants in the automotive industry, we also provide information services such as daily automotive and national news, sports scores, stock quotes and weather.

    PARTSVOICE. We extract parts inventory data on behalf of our clients from dealerships representing more than 10,000 dealer franchises, and our database contains information on more than 46 million parts. Through our PartsVoice parts locator system manufacturer clients and dealership parts managers can access this database over the Internet or through an interactive voice response telephone system to check parts inventories and to locate parts needed by their customers. In 1999, our parts inventory database received more than 8 million queries.

DATA EXTRACTION, AGGREGATION AND DISTRIBUTION SERVICES

    An important component of our services to our clients is our ability to extract data from their dealership management information systems, process this data into standard record structures, and integrate it with data from other sources into our databases.

    VEHICLE INVENTORY DATA EXTRACTION AND DATABASE MANAGEMENT. Our vehicle inventory data extraction and management service allows dealerships to include a searchable database of their new and pre-owned vehicle inventory on their Web sites. In most cases, we can extract basic inventory data from a dealership's information system, populate the database with this information, and then permit the dealership to make real time enhancements to their listings by adding photos, descriptive text or other information.

    In addition to making inventory available on a dealer's Web site, we encourage traffic to our dealer clients' Web sites and enhance the value of their Internet marketing efforts by distributing their vehicle inventory data through our data distribution network. Our data distribution network includes our own consumer automotive portal, DealerNet.com as well as Internet classifieds sites such as Yahoo!, Excite, InfoSpace, BuySellBid.com, Usedcars.com and Cartrackers.com. These outlets for dealer inventory generate visibility for our dealership clients' inventories of new and pre-owned vehicles and increase traffic to their Web sites.

    PARTS INVENTORY AND SERVICE RECORD DATA EXTRACTION AND DATABASE
MANAGEMENT. Collecting data from automobile dealer information systems and effectively managing that data is a complex task in which we believe that we have considerable expertise. In connection with providing parts locating services, our PartsVoice subsidiary collects and processes parts inventory data from clients holding more than 7,900 franchises. Our acquisition of IntegraLink in January 2000, a leader in extracting data from dealership information systems, has added to our expertise in extracting and normalizing service record, vehicle and parts sales and inventory data. In 1999 we introduced a service record extraction and decoding service. This service extracts individual vehicle service records from dealership information systems and converts disparate dealership labor operations codes into a standard set of codes, making it possible to review service record information across a network of dealer databases. This process enables automobile manufacturers to aggregate vehicle service records across their entire dealership network. We currently provide this service to DaimlerChrysler through our PartsVoice subsidiary and similar services through our IntegraLink subsidiary.

    ADDITIONAL DATA EXTRACTION SERVICES. We also perform customized data extraction and aggregation tasks for our manufacturer clients, such as dealership sales and financial performance and parts sales history reporting.

CREATIVE AND DEVELOPMENT SERVICES

    Many of our clients request custom solutions or service upgrades to enhance our standard dealership Web site system. For example, dealer group Web sites generally require significant custom design and development work to enable prospective customers to access information about multiple franchises and dealerships as well as search the aggregated inventory of all dealerships in the group on one central site. We provide these custom development services on a per-project basis and typically charge fees based on the anticipated staff time required to complete the project.

TRAINING AND SUPPORT

    We offer both fee-based and complimentary training programs for our clients to educate dealership and dealer group owners, managers, and sales staff, manufacturer marketing personnel, and other client personnel about implementing an effective Internet marketing program. In addition, our direct sales consultants, service consultants and Web site advisors meet with clients to provide one-on-one training and our customer service staff provides telephone support to our clients to address technical questions about our services that may arise from time to time.

CLIENTS

INDIVIDUAL DEALERSHIPS

    We have designed, developed and currently maintain approximately 5,200 Web sites for clients holding more than 7,000 new vehicle franchises. Our vehicle parts data services are used by clients holding more than 10,000 vehicle franchises. Fewer than 10% of our clients purchase both services, and we believe that we have the opportunity to strengthen our relationships with our dealership clients by cross-selling our other services to clients that currently purchase only one category of service from us.

MULTI-FRANCHISE DEALER GROUPS

    Dealer groups are networks of franchised dealerships under common ownership and management. In general, marketing strategies for dealer groups are designed and implemented on a centralized basis. Our Internet solutions are particularly applicable to the needs of both large dealership consolidation companies and smaller, regional dealership groups that recognize the need to aggressively establish their companies' online brand identities and implement Internet marketing programs across their dealership networks. We provide services to more than 50 of the 100 largest multi-franchise dealer groups in the United States including seven of the ten largest multi-franchise dealer groups as ranked by AUTOMOTIVE NEWs: AutoNation, Inc., Hendrick Automotive Group, Holman Automotive, Group One Automotive, Planet Automotive, Sonic Automotive Inc., and United Auto Group Inc.

MANUFACTURERS

    We are the manufacturer-endorsed provider of Web site solutions for the U.S. dealership networks of Acura, Audi, Infiniti, Jaguar, Lexus, Mercedes-Benz, Mitsubishi, Nissan, Saab, Subaru, Toyota and Volkswagen. In addition, we are a provider of vehicle parts data services to DaimlerChrysler, Hyundai, Kia, Mazda, Mitsubishi, Subaru and Toyota. We intend to cross-sell our service offerings to our current manufacturer clients, and continue to pursue relationships with other manufacturers to expand our client base.

OTHER CLIENTS

    Within the automotive retailing industry, we provide Internet marketing services to single- and multi-franchise regional dealership associations. The Western Washington Toyota Dealers Association, Infiniti West Region, and the Bay Area Nissan Retailers have each established an online presence to promote their members' individual sales and marketing programs.

    We also provide Web site services to the U.S. heavy equipment dealer network of The Case/ International Harvester Corporation. We believe that there are a number of other dealer-based industries with attributes similar to the automotive retailing industry that would benefit from our Internet solution.

SALES AND MARKETING

    Our sales and marketing staff is responsible for sales to and support of our individual dealership, dealer group and manufacturer clients.

    MARKETING ORGANIZATION. Our marketing staff consists of professionals who are principally responsible for initiating and managing our relationships with automobile manufacturers and large dealer groups, as well as for marketing communications, advertising and promotional activities. Relationships are initiated with automobile manufacturer and dealer group clients by senior marketing staff, and, once a relationship is established the client is assigned to a specific account executive that is responsible for that relationship. The account executive consults with the client's marketing managers in developing an Internet marketing plan, and helps the client understand the value of our integrated Web site solutions, applications and data aggregation and management capabilities.

    SALES AND SERVICE ORGANIZATION. Our field sales and client service staff is composed of sales consultants who are principally responsible for initiating direct contact with our individual dealership and smaller dealer group clients and Web site advisors who are responsible for maintaining contact with our dealer clients and helping them to maximize the benefits of our solution. The field sales organization is organized into 21 geographic territories within six regions. In addition, we maintain a headquarters-based sales and service team that is dedicated to supporting our staff in the field and providing customer service to our dealership clients.

TECHNOLOGY INFRASTRUCTURE

    Our technology infrastructure consists of our proprietary Web site production and publishing system, our data extraction, aggregation and management tools, our software development capabilities and our Web server and database management infrastructure.

WEB SITE PRODUCTION AND PUBLISHING

    We have developed a hardware and software system and a body of software tools that enable us to generate large numbers of Web sites with a consistent look and feel while simultaneously preserving the flexibility to enhance each site with custom content and features. Our Web site production and publishing system has enabled us to launch and maintain thousands of individual dealership Web sites in connection with automobile manufacturer and dealer group Internet marketing initiatives.

DATA EXTRACTION, AGGREGATION AND MANAGEMENT

    We also have developed tools to collect, aggregate and manipulate efficiently large quantities of data from disparate sources. We currently extract data from a variety of dealership information systems, and we also collect data from our manufacturer and dealer group clients. In addition, we provide our dealer clients with tools to modify and enhance their inventory data when it resides in our database. We then aggregate data from these disparate sources to provide access to and searchability of our dealer clients' vehicle and parts inventory across our entire dealer network, to defined groups of our dealer clients, or to individual dealers.

SOFTWARE DEVELOPMENT

    We believe that strong software development capabilities are essential to implementing our strategy of expanding our customer base successfully, selling more of our services to our existing customers and expanding our service offerings. We spend a substantial amount of time and resources on the development of new services. In an effort to increase our ability to develop and bring new services to market rapidly, we maintain an Austin, Texas office dedicated to new services development. In addition, we work to enhance our existing suite of services. We believe that our future success will depend in significant part on our ability to improve the performance, functionality and reliability of our Internet marketing, e-commerce and data aggregation and management services.

WEB SERVER AND DATABASE MANAGEMENT

    The demands on our Web site publishing system have increased rapidly with the increase in the number of Web sites maintained on our system, the traffic loads on our Web servers, and the volume of queries to our database servers. Our Web site production and publishing system resides on a range of Web and database servers. We currently have database servers running the Oracle database on Sun hardware. We also operate Digital Equipment VAX servers. This hardware and software support the system that maintains all the Web sites we create, as well as manage the vehicle inventory, parts inventory and other data employed in our data aggregation services. We have invested significantly in hardware and software to support the rapid growth in demands on our hardware and software infrastructure and we continually strive to improve the capacity, efficiency, and performance of our systems. We believe that we have established a scalable technology platform, and we anticipate that continued growth in demands on our system will require substantial additional investments.

    Our Internet connectivity is established through our bandwidth provider's multiple and redundant private network access points to the Internet backbone. Our system hardware is housed in locked, climate controlled, dedicated rooms at facilities in Seattle, Washington, Portland, Oregon and Columbus, Ohio. Security is provided through features inherent in our operating systems.

COMPETITION

    Our Internet marketing services compete directly with services offered by local and regional Web site development firms, with companies that have a national presence such as AutoTrader.com, and indirectly with advertising agencies. In February 2000, Ford Motor Company and Trilogy Software announced a joint venture to operate all of Ford's consumer-oriented Web sites, including dealer Web sites. We may also be perceived by some dealerships to compete with automobile sales lead generation services such as autobytel.com, AutoVantage, CarPoint and Autoweb.com, if these dealerships maintain a distinct Internet marketing budget. We believe that the endorsement of our Web site solutions by NADA and our manufacturer clients differentiates us from our competition. In addition, we believe that we currently do not have a direct competitor in our Internet marketing services business that has market penetration, geographic coverage, service offerings, technical expertise and infrastructure comparable to ours.

    Our data aggregation and management services compete with data aggregation service providers such as The Reynolds and Reynolds Company and Automatic Data Processing, or ADP. Several new companies such as Parts.com, Carparts.com, Autovia and Carstation.com, have entered the automotive parts e-commerce business and are both potential competitors and partners for our PartsVoice subsidiary. In February 2000, ADP, CCC Information Services Inc. and The Reynolds and Reynolds Company announced plans to form an independent company that will develop an electronic parts network to link buyers and sellers. If implemented, this initiative could significantly affect usage of the PartsVoice parts locator service unless we respond with a similar initiative. To this end, we are working to leverage the market position our parts locating services enjoy and to increase the capabilities of our existing client network with parts trading and other e-commerce services.

    It is possible that, in the future, some or all automobile manufacturers could attempt to provide services comparable to those that we provide to our dealership clients. In such an event, our ability to retain our dealership clients would be impaired. For example, if implemented successfully, the Ford-Trilogy joint venture could reduce our revenues for Internet marketing services to Ford dealers. While we believe that we will be able to leverage our expertise and dealership network to provide better quality services at lower cost than dealerships likely would receive from an automobile manufacturer, we cannot be certain that we will be successful in doing so, or that our manufacturer clients will not attempt to bring such services in-house for other reasons beyond our control.

    Our recently launched MotorPlace.com business-to-business portal faces competition from data services providers such as ADP, from automobile manufacturer supply chain rationalization efforts and from new entities such as bbcn.com and USAutonews.com. While we have a client base already using the MotorPlace.com site and are actively pursuing partnerships to enhance the capabilities and value of MotorPlace.com, we can not assure you that these efforts will be successful.

    While the market for Internet-related services is competitive, we believe the following factors will contribute to our future success in providing such services to the automotive industry:

    - our ability to offer an integrated, comprehensive Internet solution;

    - our cooperative relationships with a significant number of dealerships, dealer groups, manufacturers and NADA;

    - the depth and breadth of our industry expertise;

    - our proprietary technology and technical expertise; and

    - our commitment to customer service.

    The market for providing Internet marketing services is relatively new and rapidly evolving. We anticipate competition in the market for automotive retailing industry Internet services will increase over time. Barriers to entry on the Internet are relatively low, and we may face competitive pressures from numerous companies, particularly those with existing data aggregation capabilities that may be easily integrated with Internet services. Furthermore, our existing and potential competitors may develop offerings that are perceived as better than our services or otherwise achieve greater market acceptance.

INTELLECTUAL PROPERTY

    We regard substantial elements of our service offerings as proprietary and believe that they are protected by intellectual property rights including trademark, service mark, copyright, and trade secret laws, and contractual restrictions on their use by licensees and others. Although from time to time we may apply for registration of our trademarks, service marks, and copyrights with the appropriate U.S. agencies, we do not rely on such registrations for the protection of these intellectual property rights. We often enter into confidentiality agreements with our employees and consultants and with third parties in connection with our business operations and services offerings. These confidentiality agreements generally seek to control access to, and distribution of, our technology, documentation, and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use or disclose to others our confidential information without authorization or to develop similar technology independently. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the intellectual property rights of others. Furthermore, our business activities may infringe upon the proprietary rights of others and other parties may assert infringement claims against us, including claims that arise from directly or indirectly providing hyper-text links to Web sites operated by third parties. Moreover, from time to time, we may be subject to claims of alleged infringement by us or our clients of the patents, trademarks, service marks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our intellectual property rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and have a material adverse effect on our business, results of operations and financial condition.

    We currently license from third parties technologies and information incorporated into our products and services. As we continue to introduce new services that incorporate new technologies and information, we may be required to license additional technology and information from others. We cannot assure you that these third-party technology and information licenses will continue to be available to us on commercially reasonable terms, if at all. Additionally, we cannot assure you that the third parties from which we currently license our technology and information will be able to defend their proprietary rights successfully against claims of infringement or invalidity. If any of these technology and information licenses are not available to us in the future, we may be delayed in introducing, or fail to introduce, new features, functions or services. It could also adversely affect the performance of our existing services until equivalent technology or information can be identified, obtained and integrated.

EMPLOYEES

    As of March 17, 2000, we had 361 full time employees. We also engage independent contractors primarily for database management, Web site production, and programming activities. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements.

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

OUR LIMITED OPERATING HISTORY AND UNPROVEN, EVOLVING BUSINESS MODEL MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

    We began offering our services in November 1995. We must achieve broad market acceptance of our services and continue to expand our service offerings for our business to succeed. Our client base represents only a small percentage of the total franchised automobile dealer community in the United States, and many of our dealer clients have been clients for only a short time. Furthermore, several of our newest product offerings and strategic initiatives, including our MotorPlace.com business-to-business portal, are not yet in full commercial release or have yet to be proven in the marketplace. We cannot assure you that our new and planned future offerings will be successful or that our broader business model, as it evolves, will succeed.

WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY. IF WE CONTINUE TO LOSE MONEY, OUR OPERATIONS MAY NOT BE FINANCIALLY VIABLE.

    We have incurred net losses each year since we began operations and we expect that we will not be profitable at least through 2000. We cannot guarantee that our business strategy will be successful or that we will ever achieve or maintain significant revenues or profitability. We had a net loss of $16.5 million for the year ended December 31, 1999. As of that date, we had an accumulated deficit of $41.4 million. We have not had operating profits on a quarterly or annual basis. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenue increases to achieve and maintain profitability.

WE HAVE RELIED ON ISSUANCES OF EQUITY SECURITIES AND BORROWINGS TO FINANCE OUR OPERATIONS AND MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS. ANY FAILURE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED OR ON SATISFACTORY TERMS COULD DAMAGE OUR BUSINESS AND PROSPECTS.

    We do not generate sufficient cash to fully fund operations. To date we have financed our operations principally through the issuance of equity securities, through the sale of corporate assets, and through borrowings, and expect that we may need to raise additional capital in the future to fund our ongoing operations. Any equity or debt financing, if available at all, may be on terms that are not favorable to us and, in the case of equity offerings, may result in dilution to our shareholders. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy.

ANY FAILURE TO INTEGRATE ACQUIRED COMPANIES WITH COBALT COULD COMPROMISE OUR GROWTH STRATEGY AND ADVERSELY AFFECT OUR BUSINESS.

    To execute our business plan, we must integrate PartsVoice, IntegraLink and future acquisitions and Cobalt operations and services into a cohesive, combined entity. Cobalt's acquisitions of PartsVoice and IntegraLink have significantly increased the size and the geographic dispersion of our workforce and operations and have expanded our physical facilities. This dispersion increases the risk that we will fail to effectively gather, store, and communicate information and ideas, including technical knowledge and expertise, throughout our organization, which in turn would negatively impact our business. In addition, if we fail to effectively integrate PartsVoice and IntegraLink, we will not achieve the increases in sales to our existing client base that are a key element of our future growth. Finally, we may fail to realize operating efficiencies from combining operations such as extracting parts inventory and other data from automobile dealerships and consequently our results of operations may suffer.

IF WE ARE UNSUCCESSFUL IN QUICKLY AND EFFECTIVELY INTEGRATING FUTURE ACQUISITIONS, OUR BUSINESS AND RESULTS OF OPERATIONS COULD SUFFER.

    A key element of our growth strategy is to pursue strategic acquisitions. Integrating newly acquired businesses or technologies may be expensive and time-consuming. We may fail to manage these integration efforts successfully. The negotiation of potential acquisitions or strategic relationships as well as the integration of future acquired businesses, products or technologies could divert our management's time and resources. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our business and results of operations could suffer. Acquisitions may cause us to incur contingent liabilities and to amortize expenses related to goodwill and other intangible assets, which could adversely affect our results of operations. In addition, acquisitions may result in dilution to our shareholders.

ANY FAILURE TO BUILD STRONG RELATIONSHIPS WITH CURRENT AND PROSPECTIVE FRANCHISED DEALERSHIP, MULTI-FRANCHISE DEALER GROUP AND AUTOMOBILE MANUFACTURER CLIENTS COULD LIMIT OUR GROWTH PROSPECTS AND ADVERSELY AFFECT OUR BUSINESS.

    For our business to succeed, we must continue to develop relationships with franchised dealerships and multi-franchise dealer groups. We derive a substantial portion of our revenues from fees paid by our automobile dealership clients and our future growth depends in part on expanding our base of dealership clients. We also must maintain close working relationships with manufacturers. While we have established relationships with a number of manufacturers, these relationships are relatively new and we have little experience in maintaining them. In addition, manufacturers may elect to implement their own Internet strategies, which could reduce our potential client base. For example, during 1999 Hyundai elected to terminate its endorsement of our Web site services to its franchised dealers.

EXCESSIVE TURNOVER OF OUR DEALERSHIP CLIENTS COULD INCREASE OUR COSTS, DAMAGE OUR REPUTATION AND SLOW OUR GROWTH.

    Our service agreements with dealerships generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealership client turnover. During 1999, 348 Web sites, or approximately 7% of our total Web sites as of year-end, were terminated. Our rate of dealership client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealerships purchasing our services could have a material adverse effect on our business, results of operations and financial condition.

WE EXPEND CONSIDERABLE RESOURCES IN THE DEVELOPMENT OF NEW SERVICES AND THE PURSUIT OF NEW STRATEGIC OPPORTUNITIES. DEVELOPMENT EFFORTS THAT TAKE LONGER THAN EXPECTED TO COMPLETE OR THAT ARE UNSUCCESSFUL COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    The time, expense and effort of developing and implementing new services and new strategic initiatives may exceed our expectations. The length of the development cycle varies depending on the nature and complexity of the product or initiative, the availability of development, marketing and other internal resources and the responsiveness of strategic or technology partners, but can range from four to eighteen months. Larger or more complex products or initiatives such as MotorPlace.com tend to have longer development cycles.

WE WILL FACE INTENSE COMPETITION AND, IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL BE SERIOUSLY HARMED.

    Our Internet marketing services compete directly with services offered by local and regional Web site development firms, with companies that have a national presence such as AutoTrader.com and Automark, and indirectly with advertising agencies. In February 2000, Ford Motor Company and Trilogy Software announced a joint venture to operate all of Ford's consumer-oriented Web sites, including dealer Web sites. We may also be perceived by some dealerships to compete with automobile sales lead generation services such as autobytel.com, AutoVantage, CarPoint and Autoweb.com, if these dealerships maintain a distinct Internet marketing budget.

    Our data aggregation and management services compete with data aggregation service providers such as The Reynolds and Reynolds Company, ADP and Digital Motorworks. Several new companies such as Parts.com, Carparts.com, Autovia and Carstation.com, have entered the automotive parts e-commerce business and are potential competitors for our PartsVoice operation. In February 2000, ADP, CCC Information Services Inc., and The Reynolds and Reynolds Company announced plans to form an independent company that will develop an electronic parts network to link buyers and sellers. If implemented, this initiative could adversely affect usage of the PartsVoice parts locator service. Our recently launched Motorplace.com business to business portal faces competition from both data services providers such as ADP, from automobile manufacturer supply chain rationalization efforts and from startups such as bbcn.com and USAutonews.com.

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

    It is possible that some or all automobile manufacturers may attempt to provide services comparable to those that we provide to our clients. If this occurs, our ability to maintain or expand our client base and revenues will be impaired. In 1997, DaimlerChrysler announced an internal initiative to bring elements of our parts locator service in-house. This initiative could significantly reduce our contract revenues from parts data services that we currently provide to DaimlerChrysler dealers. In 1998, DaimlerChrysler elected to host the parts locator data internally, although we continue to extract and aggregate parts inventory from its dealers. In 1999, revenues from parts data services provided to the MOPAR division of DaimlerChrysler represented approximately 13% of our total revenues. Similarly, if implemented, the Ford-Trilogy venture could reduce our revenues for Internet marketing services to Ford dealers. At December 31, 1999, 200 of our clients were Ford dealers which represented approximately 4% of our total clients.

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

    We recently have hired a significant number of new employees, including key executives, and we will continue to add personnel to maintain our ability to grow in the future. For example, our Vice Presidents of Business Development and Product Management, and Field Sales and our General Counsel, each have been with us for one year or less. We must integrate our key executives into a cohesive management team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We cannot guarantee that we will be able to do so successfully.

OUR QUARTERLY RESULTS LIKELY WILL FLUCTUATE, WHICH MAY SUBJECT THE MARKET PRICE OF OUR COMMON STOCK TO RAPID AND UNPREDICTABLE CHANGE.

    As our business grows and the market for Internet marketing services matures, we expect that our quarterly operating results will fluctuate. Factors that we expect to lead to such period-to-period changes include:

    -- the level of demand in the automotive industry for Internet marketing and data aggregation services;

    --the rate and volume of additions to our client base;

    --the amount and timing of expenditures by clients for our services;

    --the introduction of new products or services by us or our competitors;

    -- our ability to attract and retain personnel with the necessary technical, sales, marketing and creative skills required to develop our services and to service our clients effectively;

    --technical difficulties with respect to the Internet or infrastructure; and

    --economic conditions generally and those specific to the automotive industry.

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

    Our business, results of operations and financial condition will be materially adversely affected if we fail to expand our sales and marketing infrastructure and resources. In 1999 we reorganized our sales force to include a distributed field sales organization covering a large number of geographic territories and regions.

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

    Our future success and revenue growth will depend substantially upon continued growth in the use of the Internet for effecting commercial transactions. Security concerns, response times and other concerns may result in the Internet proving not to be a viable commercial marketing medium for vehicles and related products and services. If use of the Internet does not continue to increase, our business, results of operations and financial condition would be materially and adversely affected.

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

    In addition, our operations depend upon our ability to maintain and protect our computer systems, which are located at facilities in Seattle, Washington, Portland, Oregon, Austin, Texas, and Columbus, Ohio. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain back-up systems and capabilities and also maintain insurance against fires and general business interruptions, our back-up systems and our insurance coverages may not be adequate in any particular case. The occurrence of a catastrophic event could have a material adverse effect on our business, results of operations and financial condition.

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

OUR PRINCIPAL SHAREHOLDER AND ITS AFFILIATES WILL CONTINUE TO INFLUENCE MATTERS AFFECTING US, WHICH COULD CONFLICT WITH YOUR INTERESTS.

    As of March 17, 2000, E.M. Warburg, Pincus & Co., LLC beneficially owned approximately 45.2% of our common stock and is able to exercise significant influence over us, including on matters submitted to our shareholders for a vote, such as:

    --the election of our board of directors;

    --the removal of any of our directors;

    --the amendment of our articles of incorporation or bylaws; and

    -- the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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

    WASHINGTON TAKEOVER ACT. Washington law imposes restrictions on certain transactions between a corporation and certain significant shareholders. Chapter 23B.19 of the Washington Business Corporation Act prohibits a corporation, with some exceptions, from engaging in significant business transactions with an "acquiring person," which is defined as a person or group of persons that beneficially owns 10% or more of the voting securities of the corporation, for a period of five years after such acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the corporation's board of directors prior to the time of acquisition. Significant business transactions include:

    -- a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from, the acquiring person;

    -- termination of 5% or more of the employees of the corporation as a result of the acquiring person's acquisition of 10% or more of the shares; and

    --allowing the acquiring person to receive any disproportionate benefit as a shareholder.

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

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SHAREHOLDERS.

    The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new services by us or our competitors, market conditions in the automobile industry, changes in financial estimates by securities analysts or other events or factors, many of which are beyond our control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of these companies.

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

ITEM 2. PROPERTIES

    In January 2000 we relocated our principal offices, which total approximately 76,000 square feet and are located in Seattle, Washington. Under the current lease, which commenced on August 24, 1999, and expires on December 31, 2005, we pay a monthly base rent of $133,128 until November 2000, with annual increases thereafter. We have both the right to extend the lease for two additional five-year terms and the right of first opportunity on adjacent expansion space. We also lease approximately 2,700 square feet of office space in Austin, Texas with a monthly base rent of $4,893 until November 2000, with annual increases thereafter. This lease expires on September 30, 2002

    Our PartsVoice subsidiary operates from approximately 9,120 square feet of office space in Portland, Oregon, that is leased through November 30, 2002 at a monthly base rent of $11,780 until November 2000, with annual increases thereafter. Our IntegraLink subsidiary occupies office space in Columbus, Ohio pursuant to an operating agreement through January 2001.

    We believe that this space is adequate to meet our needs for the present, and that additional or substitute space will be available as needed to accommodate any expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

    There are no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4(A). EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of the Company as of March 17, 2000.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
John W.P. Holt                                         President, Chief Executive Officer and
                                               43      Director

David M. Douglass                              43      Chief Financial Officer, Executive Vice
                                                       President and Secretary

Rajan Krishnamurty                             42      Chief Technology Officer and Executive
                                                       Vice President

Joseph W. Petrucci                             41      Vice President, Field Sales

David L. Potts                                 38      Vice President, Business Development and
                                                       Product Management

    MR. HOLT co-founded Cobalt in March 1995. He has served as its President and Chief Executive Officer since January 2000 and as a Director since inception. From the Company's inception to January 2000, Mr. Holt served as Co-Chief Executive Officer. From March 1994 to February 1995, Mr. Holt was Director of Affiliate Label Publishing for IVI Publishing, Inc. where he developed and directed IVI's affiliate label publishing program. From 1989 to 1993, Mr. Holt served as Vice President of Growth and Development at Oceantrawl Inc., a seafood processing company. Mr. Holt holds an M.P.P.M. degree from The Yale School of Organization and Management and a B.A. degree in English from Bowdoin College.

    MR. DOUGLASS has served as Cobalt's Chief Financial Officer since
July 1998, as Executive Vice President since January 2000 and Secretary since May 1999. From July 1998 to January 2000 Mr. Douglass served as Cobalt's Vice President of Operations. From 1977 to 1998,
Mr. Douglass was employed by PACCAR Inc, a heavy-duty truck manufacturer encompassing the Kenworth, Peterbilt, Foden and DAF nameplates. His positions included Managing Director of Foden Trucks, Director of Internal Audit--PACCAR, and National Dealer Development Manager--Peterbilt Motors. Mr. Douglass holds an M.B.A. degree from the University of Washington and a B.A. degree in Economics and Finance from the University of Puget Sound.

    MR. KRISHNAMURTY has served as Cobalt's Chief Technology Officer and Executive Vice President since January 2000. From December 1998 to
January 2000, Mr. Krishnamurty served as Cobalt's Vice President of Development. From 1997 to 1998, Mr. Krishnamurty was a Manager of Test Execution for Perot Systems, a software services and consulting company. Before joining Perot Systems Corporation, from December 1976 to July 1997, Mr. Krishnamurty held various management positions at International Business Machines Corporation, including General Manager of Professional Services, India, and Program Director of Power Personal Systems in Austin, Texas, where he was responsible for key software solutions to differentiate Power PC-based systems. Mr. Krishnamurty holds an M.S. degree in Electrical Engineering from the University of Texas and a B.S. degree in Electrical Engineering from the University of Houston.

    MR. PETRUCCI has served as Cobalt's Vice President of Field Sales since June1999. From April 1999 to June 1999 Mr. Petrucci was Cobalt's Director of Sales. From January 1990 to April 1999 Mr. Petrucci was employed by Etak, Inc., a provider of digital mapping services. His positions included: Vice President of Sales; Vice President of Sales & Marketing; Director of Internet Sales; Director of Western Region Sales and Western Region Sales Manager. Prior to his tenure at Etak, Mr. Petrucci was a member of Stanford University's teaching staff and held the positions of Director of Marine Development and Director of Sailing from September 1980 to March 1989. Mr. Petrucci has a B.A. degree in Economics and Geology from Tufts University.

    MR. POTTS has served as Cobalt's Vice President of Business Development and Product Management since January 2000. From April 1999 to January 2000,
Mr. Potts was Cobalt's Vice President of Business Development. From 1996 to 1999, Mr. Potts was a Managing Director for 2Bridge Software where he was responsible for sales, product management and professional services development. From 1995 to 1996, Mr. Potts was Vice President of Multimedia Business Development for Dataware Technologies, Inc. In 1992, Mr. Potts co-founded Ledge Multimedia, a CD-Rom production company where he served as Executive Vice President until 1995. Mr. Potts holds an M.A. degree in Law & Diplomacy from the Fletcher School at Tufts University and a B.A. degree in History from the University of Virginia.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

    Cobalt's common stock is traded on the Nasdaq National Market under the symbol CBLT. On March 17, 2000, we had 17,180,929 shares of common stock outstanding which were held by 120 holders of record. We have not paid cash dividends on our common stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. The quarterly high, low and closing sales prices of the common stock for the periods indicated are as follows:

                                                                           1999
                                                                HIGH       LOW       CLOSE
                                                              --------   --------   --------
Third Quarter...............................................   $18.50     $7.313     $9.656
Fourth Quarter..............................................   $10.50     $ 5.50     $9.375

    On March 17, 2000 the closing sale price for the common stock was $13.875.

RECENT SALES OF UNREGISTERED SECURITIES

    Between January 1, 1999 and December 31, 1999, we issued and sold the following unregistered securities on the dates and for the consideration indicated:

    During the period from January 1, 1999 through September 7, 1999, Cobalt granted options to purchase an aggregate of 1,244,068 shares of common stock pursuant to its stock option plan at various exercise prices between $0.75 per share and $11.00 per share. These options and the shares issued on the exercise of such options were granted in reliance on the exemption from registration provided under Rule 701 under the Securities Act.

    On April 30, 1999, Cobalt issued and sold 12,500 shares of Series C Preferred Stock to Howard Tullman, a Director of Cobalt. Also on April 30, 1999, Cobalt issued and sold 500,000 shares of Series C Preferred Stock to two entities that previously held equity in PartsVoice, LLC and warrants to purchase 160,000 shares of common stock at an exercise price of $6.00 per share to those same two entities and a third entity that previously held equity in PartsVoice LLC for an aggregate consideration of $4.1 million. Sales of the Series C Preferred Stock and the warrants were made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act.

    All shares of Cobalt's preferred stock were converted into common stock on a one-for-one basis upon the effectiveness of Cobalt's initial public offering in August 1999.

USE OF PROCEEDS

On August 4, 1999, Cobalt's registration statement on Form S-1, file
No. 333-79483, became effective. As of December 31, 1999, we realized and used the proceeds from our initial public offering as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Proceeds from sale of 4,500,000 shares, less underwriters'
  discounts of $3,465,000...................................     $46,035
Proceeds from the direct sale to General Electric Capital
  Assurance Company.........................................       5,000
Expenses related to the initial public offering.............      (1,259)
                                                                 -------
Total proceeds..............................................     $49,776
                                                                 =======
Use of proceeds:
Repayment of PartsVoice acquisition notes...................     $23,000
Repayment of notes payable..................................       3,600
Payment of preferred stock dividends to related parties.....       2,100
Payment of management fee to related party..................         150
Acquisition of capital assets...............................       1,103
Working capital.............................................       5,599
                                                                 -------
Use of proceeds.............................................     $35,552
                                                                 =======

    The balance of proceeds has been invested in investments with maturities of less than one year.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read together with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                                   YEARS ENDED DECEMBER 31,                 INCEPTION
                                           -----------------------------------------   (MARCH 17, 1995) TO
                                             1999       1998       1997       1996      DECEMBER 31, 1995
                                           --------   --------   --------   --------   -------------------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        (UNAUDITED)
Revenues.................................  $ 23,286   $ 6,245    $ 1,711     $  312           $   70
Cost of revenues.........................     4,819     1,199        285         51               16
                                           --------   -------    -------     ------           ------
  Gross profit...........................    18,467     5,046      1,426        261               54
Operating expenses
  Sales and marketing....................    11,591     4,048      1,740        286               55
  Product development....................     3,168       961        361        125               39
  General and administrative.............    13,199     4,328      1,592        676              375
  Amortization of intangible assets......     3,696       299         22         --               --
  Stock based compensation...............     2,806       806        406         --               --
                                           --------   -------    -------     ------           ------
    Total operating expenses.............    34,460    10,442      4,121      1,087              469
                                           --------   -------    -------     ------           ------
Loss from operations.....................   (15,993)   (5,396)    (2,695)      (826)            (415)
Gain on sale of HomeScout................        --     1,626         --         --               --
Common and preferred stock repurchase
  premium................................        --    (1,384)        --         --               --
Interest expense.........................      (993)      (93)       (17)        (2)              --
Other income, net........................       485       142         47         --               --
                                           --------   -------    -------     ------           ------
Net loss.................................  $(16,501)  $(5,105)   $(2,665)    $ (828)          $ (415)
                                           ========   =======    =======     ======           ======
Basic and diluted net loss per share.....  $  (2.26)  $ (4.74)   $ (0.77)    $(0.24)          $(0.24)
                                           ========   =======    =======     ======           ======

                                                                 DECEMBER 31,
                                          -----------------------------------------------------------
                                            1999       1998       1997       1996          1995
                                          --------   --------   --------   --------   ---------------
                                                       (IN THOUSANDS)                   (UNAUDITED)
Balance Sheet Data:
Cash and cash equivalents...............  $ 14,224   $  5,756   $   241     $    4        $    2
Working capital (deficit)...............    13,828      5,534    (1,264)      (712)         (235)
Total assets............................    54,032     10,062     1,951        168            22
Long-term obligations, net of current
  portion...............................     1,245        557       424         51            --
Mandatorily redeemable convertible
  preferred stock.......................        --     31,162     2,439         --            --
Total shareholders' equity (deficit)....    45,585    (24,242)   (2,897)      (651)         (219)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT, AS AMENDED, THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. YOU SHOULD READ THE CAUTIONARY STATEMENTS MADE IN THIS REPORT AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" BEGINNING ON PAGE 14. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

OVERVIEW

    We derive our revenues from fees charged to our automobile dealership, dealer group and manufacturer clients for Web site design, development and maintenance and data extraction and aggregation services, as well as for Internet advertising and promotional services. Revenues from Web site design, development and maintenance and data extraction and aggregation services are recognized ratably over the applicable service period. Revenues from initial design and construction fees and custom projects are recognized at the time of activation. Our obligations for Internet advertising services typically include guarantees of a minimum number of "impressions," or times that an advertisement is viewed. To the extent that minimum guaranteed impressions are not met, we defer recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

    The majority of our services are sold to clients under short-term service agreements with an initial term of six to twelve months and month-to-month thereafter. Revenues are recognized net of promotional discounts. We offer some of our services on an initial "free trial" basis, generally for periods of one to three months, in which case revenue is not recognized until the end of the free trial period and until the client has agreed to continue service.

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

    In April 1999, we acquired PartsVoice, LLC, an Oregon limited liability company, whose principal business is vehicle parts data acquisition and management services. The purchase price, including transaction expenses of $281,000, was $30.7 million, of which $26.0 million was paid in cash and notes and $4.4 million was paid by issuance of preferred stock and warrants. Upon closing of the initial public offering, the preferred stock was converted to common stock, and the notes were paid in full. See "--Liquidity and Capital Resources," and Note 2 of Notes to the Consolidated Financial Statements. The PartsVoice acquisition was accounted for as a purchase transaction.

    In January 2000 we purchased the assets of IntegraLink, Inc. This purchase expanded our client base and enhanced our data extraction capabilities. At closing, we paid purchase consideration of $1.5 million in cash, promissory notes in the principal amount of $250,000 due January 14, 2001, and 85,000 shares of Cobalt common stock valued at $22.00 per share.

    In January 2000 we sold the assets of our YachtWorld division to Boats.com, Inc. The sale provides additional capital for future growth and operations of our core business. The division was sold for cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note bears interest at

8.0% and is due in three installments during 2000. The first installment of $3.5 million was paid on March 27, 2000. We also acquired warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share.

    We may in the future pursue additional acquisitions of businesses, products or technologies that could complement or expand our business. Integrating newly acquired businesses or technologies may be expensive and time-consuming. The negotiation of potential acquisitions or strategic relationships as well as the integration of future acquired businesses, products or technologies could divert our management's time and resources and could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on our business, results of operations and financial condition. See "Business--Risk Factors--Any failure to integrate acquired companies with Cobalt could compromise our growth strategy and adversely affect our business."

    During 1999 we made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. In this period we increased our headcount by more than 240 employees and invested approximately $4.4 million in capital assets. A large portion of these assets is intended to improve our service to clients, including backup computer systems and more stable and scalable database systems. Our planned growth will require additional staff, management and infrastructure.

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

    Our continued growth and acquisitions of other businesses have placed and will continue to place a significant strain on our managerial, operational and financial resources. To manage our anticipated growth, we must continue to implement and improve our operational and financial systems and must expand, train and manage our employee base. We may not be able to manage the expansion of our operations effectively, and our systems, procedures or controls may not be adequate to support our operations. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition. See "Business--Risk Factors--Any failure to manage our growth effectively will adversely affect our business and results of operations."

    We have incurred net losses each year since we began operations. We had a net loss of $16.5 million for the year ended December 31, 1999, which includes non-cash charges of $3.7 million in amortization of intangible assets and $2.8 million in stock-based compensation. We intend to continue our investment in technology infrastructure development, marketing and promotion, product development and strategic relationships. As a result, we expect to continue to incur net losses and negative cash flows from operations at least through 2001. Our limited operating history makes it difficult to forecast further operating results. Although our net revenues have grown in recent quarters, we cannot be certain that net revenues will continue to increase or that they will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis. See "Business--Risk Factors--We have a history of losses and may never achieve or maintain profitability. If we continue to lose money, our operations may not be financially viable."

RESULTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenues....................................................  $ 23,286   $  6,245   $  1,711
Cost of revenues............................................     4,819      1,199        285
                                                              --------   --------   --------
Gross profit................................................    18,467      5,046      1,426
Operating expenses
Sales and marketing.........................................    11,591      4,048      1,740
Product development.........................................     3,168        961        361
General and administrative..................................    13,199      4,328      1,592
Amortization of intangible assets...........................     3,696        299         22
Stock-based compensation....................................     2,806        806        406
                                                              --------   --------   --------
Total operating expenses....................................    34,460     10,442      4,121
                                                              --------   --------   --------
Loss from operations........................................   (15,993)    (5,396)    (2,695)
Gain on sale of HomeScout...................................        --      1,626         --
Common and preferred stock
repurchase premium..........................................        --     (1,384)        --
Interest expense............................................      (993)       (93)       (17)
Other income, net...........................................       485        142         47
                                                              --------   --------   --------
Net loss....................................................  $(16,501)  $ (5,105)  $ (2,665)
                                                              ========   ========   ========

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUES. Our revenues increased to $23.3 million in 1999 from $6.2 million in 1998. This increase was due in part to a significant net increase in our client base as well as the sale of additional services to existing clients, which accounted for $9.0 million, or 53% of the increase. During 1999 we began offering parts locating services through PartsVoice, which we acquired in April 1999. These services accounted for $7.3 million or 43% of the increase in revenues. The increase in our client base is net of dealer client Web site attrition of 7% for the year ended December 31, 1999 compared with an attrition rate of 8% for 1998. Attrition rates were determined based on total dealer Web site clients as of December 31, 1999 and 1998, respectively.

    COST OF REVENUES. Cost of revenues increased to $4.8 million in 1999 from $1.2 million in 1998. Costs related to additional staffing required to accommodate our growing client base accounted for $1.8 million, or 50% of the increase. Service delivery costs, which include server costs and telephone charges, accounted for $908,000, or 25% of the increase. Costs related to sales of advertising and distribution of vehicle inventory data to third party Web sites increased proportionally with sales and consituted $796,000, or 22% of the increase.

    Our gross margin percentage decreased to 79% in 1999 from 81% in 1998. We added a parts locating service to the product mix during 1999, which has a higher gross margin percentage than our other products. The impact of these higher margin revenues was offset by the increase in corporate service sales which, due to an increase in personnel needed to service our manufacturer and corporate clients, have lower margins. Also during 1999, revenues from sale of third party products increased, which contributed to lower margins.

    SALES AND MARKETING. Sales and marketing costs increased to $11.6 million in 1999 from $4.0 million in 1998. The increase is primarily due to the growth in the number of our sales and marketing personnel and commissions on higher levels of revenue. These costs accounted for $5.3 million, or 70% of the increase. We also increased spending to promote our corporate brand by $1.5 million. We expect sales and marketing expenses to continue to increase as we continue to expand our sales and marketing organization and seek to expand our presence in the marketplace. Sales and marketing expenses as a percentage of revenues decreased to 50% in 1999 from 65% in 1998 due primarily to the significant increase in revenues during the same period.

    PRODUCT DEVELOPMENT. Product development costs increased to $3.2 million in 1999 from $961,000 in 1998. The increase was due to the increase in the number of our product development personnel. During 1999 we increased our emphasis on product development initiatives. This was done in part by opening a product development office in Austin, Texas to take advantage of technology resources in that region. We expect that product development expenses will continue to increase in the future as we pursue new strategy initiatives and hire additional product development personnel.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $13.2 million in 1999 from $4.3 million in 1998. These expenses increased primarily due to the increase in the number of staff and management personnel. General and administrative spending not directly related to personnel increased in order to support our overall growth.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $3.7 million in 1999 from $299,000 in 1998 due to amortization of the intangible assets related to the PartsVoice acquisition.

    STOCK-BASED COMPENSATION. Stock-based compensation costs increased to $2.8 million in 1999 from $806,000 in 1998. The increase was due to an increase in the number of options that we granted to employees with exercise prices below the fair value of the underlying stock and to the vesting of previously issued options. We do not currently and do not in the future expect to grant options with exercise prices below fair market value. Because we are no longer granting options with exercise prices below fair value and because we use an accelerated method of amortizing deferred compensation expense we expect these charges to decrease in the future.

    NET LOSS. Our net loss was $16.5 million for 1999 compared to $5.1 million in 1998. Increased operating expenses described above, including the increase in non-cash charges of $3.4 million for amortization of intangibles and the increase of $2.0 million for stock-based compensation, offset the increase in revenues.

    PROVISION FOR INCOME TAXES. We incurred operating losses from inception through December 31, 1999. We have recorded a valuation allowance for the full amount of our net deferred tax assets based on the available evidence.

    As of December 31, 1999, we had net operating loss carryforwards for federal tax purposes of approximately $17.6 million. These federal tax loss carry-forwards are available to reduce future taxable income and expire at various dates through fiscal 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. We determined that such a change occurred in October 1998 and the utilization of loss carryforwards generated through that period will be limited.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUES. Our revenues increased to $6.2 million in 1998 from $1.7 million in 1997. This increase in revenues was primarily attributable to substantial growth in our dealer client base, net of client attrition of 8%. In
December 1997 we acquired the assets of the DealerNet division of The Reynolds and Reynolds Company for a purchase price of $800,000. These assets included approximately 600 client contracts.

    COST OF REVENUES. Cost of revenues increased to $1.2 million in 1998 from $285,000 in 1997. The increase in cost of revenues was primarily due to the increase in costs of resale products of $534,000, which represented 58% of the increase, the increase in the cost of production and design personnel of $258,000, which represented 28% of the increase.

    SALES AND MARKETING. Sales and marketing expenses increased to $4.0 million in 1998 from $1.7 million in 1997. Sales and marketing expenses increased primarily due to personnel and related expenses, which accounted for $1.9 million, or 83% of the increase. We expanded our sales force and marketing department to address the substantial increase in our client base and to position us to reach new clients more effectively. Lesser increases resulted from expenditures for a program of nationwide corporate branding and advertising. Sales and marketing expenses as a percentage of revenues decreased to 65% in 1998 from 102% in 1997 due primarily to the significant increase in revenues during the same period.

    PRODUCT DEVELOPMENT. Product development costs increased to $961,000 in 1998 from $361,000 in 1997. The increase in product development expenses was attributable to additional product development personnel and related equipment.

    GENERAL AND ADMINISTRATIVE. General and administrative costs increased to $4.3 million in 1998 from $1.6 million in 1997. General and administrative expenses increased due primarily to additional staff and management personnel costs, related facilities expenses and increased consulting, legal and accounting fees.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $299,000 in 1998 from $22,000 in 1997 due to amortization of the customer list related to the DealerNet acquisition.

    STOCK-BASED COMPENSATION. Stock-based compensation costs increased to $806,000 in 1998 from $406,000 in 1997. The increase was due to an increase in the number of options that were granted to employees and non-employees with exercise prices below the fair value of the underlying stock.

    NET LOSS. Our net loss was $5.1 million in 1998 compared to $2.7 million in 1997. Increased operating expenses offset the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily from sales of common and preferred stock, cash flows from customer payments and, to a lesser extent, borrowings under short-term debt facilities. Our initial public offering and direct sale of common stock in August 1999 yielded proceeds of $49.8 million, net of underwriters' discounts and expenses. These proceeds were used to repay the PartsVoice acquisition indebtedness of $23.0 million and borrowings of $3.6 million outstanding under a line of credit. In addition, we used approximately $2.1 million of the proceeds to pay dividends on preferred stock. At December 31, 1999 we had cash and cash equivalents of $14.2 million.

    Net cash used in operating activities was $11.4 million in 1999 compared to $3.8 million in 1998. In each period, cash used in operating activities consisted primarily of net operating losses after non-cash charges and increases in operating assets, offset by increases in current liabilities. The increase in accounts receivable in 1999 reflects the growth in revenues.

    Investments in capital assets and PartsVoice totaled $5.2 million in 1999. In 1998, we received proceeds of $1.6 million from the sale of the assets of our former HomeScout division and invested $472,000 in capital assets. We have used lease financing facilities to acquire capital assets in addition to cash acquisitions. The value of assets acquired under terms of these capital leases was $2.5 million in 1999 and $959,000 in 1998. In January 2000, we acquired IntegraLink, Inc. As part of the purchase price, we paid $1.5 million in cash at closing.

    Net cash provided by financing activities was $24.1 million in 1999 compared to $9.2 million in 1998. In 1999 cash provided by financing activities consisted primarily of proceeds from the initial public offering and direct sale of common stock offset by payments of notes and dividends on preferred stock, as described above. In 1998, net cash provided by financing activities consisted primarily of proceeds from the issuance of preferred stock net of the repurchase of common and preferred stock.

    As of December 31, 1999, we had total minimum payment obligations of approximately $14.0 million under long-term noncancellable lease agreements.

    During January 2000 we relocated our corporate headquarters. Moving expenses were $67,000 and our investment in leasehold improvements at the new facilities was approximately $432,000. We expect our capital asset acquisitions to be approximately $2.9 million during 2000. We may obtain a credit facility of up to $2.5 million, which would require minimum cash balances and would be secured by the assets financed.

    We believe that the cash and cash equivalents at December 31, 1999, together with cash of $7.0 million received from the sale of our YachtWorld division through March 27, 2000, will be sufficient to meet our cash requirements for the next twelve months. Depending on our rate of growth and investment in MotorPlace.com and other e-commerce initiatives, we may require additional equity or debt financing to meet future working capital needs. We cannot assure you that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

YEAR 2000 COMPLIANCE

    In order to minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we identified, evaluated, implemented and tested changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. Our computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. We continue to monitor for latent problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events. Total expenses related to Year 2000 compliance were not material.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The following consolidated financial statements, and the related notes thereto, of the Cobalt Group and the Report of Independent Accountants are filed as a part of this Form 10-K.

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................        34
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................        35
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................        36
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............        37
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................        38
Notes to the Consolidated Financial Statements..............        39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of The Cobalt Group, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of The Cobalt Group, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 25, 2000

                             THE COBALT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets
    Cash and cash equivalents...............................  $14,224    $ 5,756
    Short-term investments..................................       --        983
    Accounts receivable, net of allowance for doubtful
        accounts of $497 and $85, respectively..............    4,581      1,250
    Other current assets....................................    2,225        130
                                                              -------    -------
                                                               21,030      8,119
Capital assets, net.........................................    4,636      1,453
Intangible assets, net......................................   27,330        479
Other assets................................................    1,036         11
                                                              -------    -------
        Total assets........................................  $54,032    $10,062
                                                              =======    =======
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS'
                                 EQUITY (DEFICIT)
Current liabilities
    Accounts payable........................................  $ 2,020    $   191
    Accrued liabilities.....................................    1,520        776
    Deferred revenue........................................    2,456      1,290
    Software financing contract, current portion............      362         --
    Capital lease obligations, current portion..............      844        328
                                                              -------    -------
                                                                7,202      2,585
                                                              -------    -------
Non-current liabilities
    Software financing contract, non-current portion........       28         --
    Capital lease obligations, non-current portion..........    1,217        557
                                                              -------    -------
                                                                1,245        557
                                                              -------    -------
Commitments and contingencies (Note 10)

Mandatorily redeemable convertible preferred stock
    Series A; $0.01 par value per share; 0 and 2,106,282
        shares issued and outstanding, respectively;
        redemption
        and liquidation value of $0 and $1,158,
        respectively........................................       --      1,116
    Series B; $0.01 par value per share; 0 and 7,047,620
        shares issued and outstanding, respectively;
        redemption and liquidation value of $0 and $29,600
        plus
        unpaid dividends, respectively......................       --     30,046
    Series C; $0.01 par value per share, no shares issued
     and outstanding........................................       --         --
                                                              -------    -------
                                                                   --     31,162
                                                              -------    -------
Shareholders' equity (deficit)
    Preferred stock; $0.01 par value per share; 100,000,000
     shares
        authorized; 0 and 9,153,902 shares issued and
        outstanding as
        mandatorily redeemable convertible preferred stock,
        respectively........................................       --         --
    Common stock; $0.01 par value per share; 200,000,000
     shares
        authorized; 16,855,431 and 1,343,898 issued
        and outstanding, respectively.......................      169         13
    Additional paid-in capital..............................   89,957      2,435
    Deferred compensation...................................   (3,036)    (1,686)
    Notes receivable from shareholders......................     (144)      (144)
    Accumulated deficit.....................................  (41,361)   (24,860)
                                                              -------    -------
Total Shareholders' equity (deficit)........................   45,585    (24,242)
                                                              -------    -------
        Total liabilities, mandatorily redeemable
        convertible preferred
        stock and shareholders' equity (deficit)............  $54,032    $10,062
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1999        1998        1997
                                                             ----------   ---------   ---------
Revenues...................................................  $   23,286   $   6,245   $   1,711
Cost of revenues...........................................       4,819       1,199         285
                                                             ----------   ---------   ---------
  Gross profit.............................................      18,467       5,046       1,426
Operating expenses
  Sales and marketing......................................      11,591       4,048       1,740
  Product development......................................       3,168         961         361
  General and administrative...............................      13,199       4,328       1,592
  Amortization of intangible assets........................       3,696         299          22
  Stock-based compensation.................................       2,806         806         406
                                                             ----------   ---------   ---------
    Total operating expenses...............................      34,460      10,442       4,121
                                                             ----------   ---------   ---------
Loss from operations.......................................     (15,993)     (5,396)     (2,695)
Gain on sale of HomeScout..................................          --       1,626          --
Common and preferred stock repurchase premium..............          --      (1,384)         --
Interest expense...........................................        (993)        (93)        (17)
Other income, net..........................................         485         142          47
                                                             ----------   ---------   ---------
Net loss...................................................  $  (16,501)  $  (5,105)  $  (2,665)
                                                             ==========   =========   =========
Net loss available to common shareholders..................  $  (18,028)  $ (13,930)  $  (2,673)
                                                             ==========   =========   =========
Basic and diluted net loss per share.......................  $    (2.26)  $   (4.74)  $   (0.77)
                                                             ==========   =========   =========
Weighted-average shares outstanding........................   7,971,443   2,938,460   3,485,563
                                                             ==========   =========   =========
Pro forma net loss available to common shareholders
  (unaudited)..............................................  $  (16,501)
                                                             ==========
Pro forma basic and diluted net loss per share
  (unaudited)..............................................  $    (1.22)
                                                             ==========
Pro forma weighted-average shares outstanding
  (unaudited)..............................................  13,519,898
                                                             ==========

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       COMMON STOCK         ADDITIONAL                       NOTES
                                  -----------------------    PAID-IN       DEFERRED     RECEIVABLE FROM   ACCUMULATED
                                    SHARES      PAR VALUE    CAPITAL     COMPENSATION    SHAREHOLDERS       DEFICIT       TOTAL
                                  -----------   ---------   ----------   ------------   ---------------   ------------   --------
Balances at January 1, 1997.....    3,888,224     $ 39       $   697       $    --         $   (144)        $ (1,243)    $   (651)
Net loss........................                                                                              (2,665)      (2,665)
Issuance of stock options and
  warrants to non-employees.....                                  42                                                           42
Issuance of stock options to
  employees.....................                                 606          (606)                                            --
Amortization of deferred
  compensation..................                                               406                                            406
Forfeitures of employee stock
  options.......................                                 (53)           53                                             --
Proceeds from issuance of
  stock.........................        6,750                      7                                                            7
Contribution of shareholder
  services......................                                 146                                                          146
Issuance of parity shares.......      119,867        1            16                                                           17
Proceeds from exercise of stock
  options.......................        4,771                      1                                                            1
Accretion of mandatorily
  redeemable convertible
  preferred stock...............                                  (8)                                                          (8)
Repurchase of common stock......     (613,015)      (6)         (186)                                                        (192)
                                  -----------     ----       -------       -------         --------         --------     --------
Balances at December 31, 1997...    3,406,597       34         1,268          (147)            (144)          (3,908)      (2,897)
Net loss........................                                                                              (5,105)      (5,105)
Issuance of stock options to
  employees.....................                               2,244        (2,244)                                            --
Amortization of deferred
  compensation..................                                               532                                            532
Forfeitures of employee stock
  options.......................                                (173)          173                                             --
Proceeds from exercise of stock
  options.......................      110,507        1            26                                                           27
Accretion of mandatorily
  redeemable convertible
  preferred stock...............                                 (14)                                                         (14)
Repurchase of mandatorily
  redeemable convertible
  preferred stock...............                                                                              (8,262)      (8,262)
Repurchase of common stock......   (2,173,206)     (22)         (367)                                         (7,585)      (7,974)
Dividends on mandatorily
  redeemable convertible
  preferred stock...............                                (549)                                                        (549)
                                  -----------     ----       -------       -------         --------         --------     --------
Balances at December 31, 1998...    1,343,898       13         2,435        (1,686)            (144)         (24,860)     (24,242)
Net loss........................                                                                             (16,501)     (16,501)
Issuance of stock options to
  employees.....................                               5,510        (5,510)                                            --
Issuance of PartsVoice
  warrants......................                                 381                                                          381
Proceeds from initial public
  offering, net.................    4,500,000       45        44,731                                                       44,776
Sale of common stock............      454,545        5         4,995                                                        5,000
Conversion of preferred
  shares........................    9,666,402       97        34,635                                                       34,732
Amortization of deferred
  compensation..................                                             2,806                                          2,806
Forfeitures of employee stock
  options.......................                              (1,354)        1,354                                             --
Issuance of warrant shares......       35,108                                                                                  --
Proceeds from exercise of stock
  options.......................      855,478        9           151                                                          160
Accretion of mandatorily
  redeemable convertible
  preferred stock...............                                 (17)                                                         (17)
Dividends on mandatorily
  redeemable convertible
  preferred stock...............                              (1,510)                                                      (1,510)
                                  -----------     ----       -------       -------         --------         --------     --------
Balances at December 31, 1999...   16,855,431     $169       $89,957       $(3,036)        $   (144)        $(41,361)    $ 45,585
                                  ===========     ====       =======       =======         ========         ========     ========

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(16,501)  $(5,105)   $(2,665)
  Adjustments to reconcile net loss to net cash used in
    operating activities
  Depreciation and amortization.............................     4,988       614        120
  Provision for doubtful accounts...........................       412        45         40
  Stock-based compensation..................................     2,806       806        465
  Common stock repurchase premium...........................        --     1,384         --
  Net (gain) loss on sale of assets.........................         7    (1,617)        --
  Changes in:
    Accounts receivable.....................................    (3,743)     (836)      (451)
    Other assets............................................    (3,120)     (109)       (16)
    Accounts payable and accrued liabilities................     2,573       612         (4)
    Deferred revenue........................................     1,166       393        699
                                                              --------   -------    -------
    Net cash used in operating activities...................   (11,412)   (3,813)    (1,812)
                                                              --------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets.............................    (1,885)     (472)      (349)
  Acquisition of PartsVoice.................................    (3,281)       --         --
  Proceeds from sale of HomeScout...........................        --     1,626         --
  Short term investments....................................       983      (983)        --
  Proceeds from disposal of capital assets..................        --         5          1
                                                              --------   -------    -------
    Net cash provided by (used in) investing activities.....    (4,183)      176       (348)
                                                              --------   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from initial public offering and direct sale of
    common stock, net of issuance costs.....................    49,776        --         --
  Proceeds from issuance of mandatorily redeemable
    convertible preferred stock, net of costs...............       100    29,193      2,431
  Repurchase of common stock and mandatorily redeemable
    convertible preferred stock.............................        --   (19,227)      (192)
  Repayment of notes payable................................   (26,600)   (1,200)        --
  Proceeds from issuance of notes payable...................     3,600     1,000        200
  Payments of dividends on preferred stock..................    (2,059)       --         --
  Payment of capital lease obligation and software
    contract................................................      (914)     (141)       (30)
  Proceeds from exercise of stock options...................       160        27          1
  Payment of DealerNet acquisition liability................        --      (500)        --
  Other.....................................................        --        --        (13)
                                                              --------   -------    -------
    Net cash provided by financing activities...............    24,063     9,152      2,397
                                                              --------   -------    -------
Net increase in cash and cash equivalents...................     8,468     5,515        237
Cash and cash equivalents, beginning of period..............     5,756       241          4
                                                              --------   -------    -------
Cash and cash equivalents, end of period....................  $ 14,224   $ 5,756    $   241
                                                              ========   =======    =======

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

NATURE OF THE BUSINESS

    The Cobalt Group, Inc. (the "Company") is a provider of Internet marketing and data aggregation services to individual franchised automobile dealerships, multi-franchise automobile dealer groups and automobile manufacturers in the United States. The Company enables its clients to develop and implement e-business strategies and to capitalize on the increasing use of the Internet by consumers to research, evaluate and buy new and pre-owned vehicles, parts and accessories and automotive-related services such as financing and insurance. The Company's current service offerings include comprehensive Web site design, development and management; data extraction, aggregation and maintenance; Internet advertising and promotion; and Internet training and support. The Company also provides vehicle parts location, data acquisition and management services to its automobile dealership clients.

    During 1999 the Company maintained YachtWorld, a marine Web site, which contains photo listings of yachts for sale on the Web, as well as other marine-related information. On January 25, 2000 the Company sold this division.

PRINCIPLES OF CONSOLIDATION

    The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all short-term highly liquid instruments purchased within three months of their maturity date to be cash equivalents. The Company maintains its cash accounts with four financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

SHORT-TERM INVESTMENTS

    Short-term investments consisted of highly rated commercial paper with original maturities of between three and six months. These investments are classified as available-for-sale and are carried at fair value. The fair value of these securities approximates cost, and there were no material unrealized gains or losses at December 31, 1998. There were no short-term investments at December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, deferred revenue, capital lease obligations and software financing contract. Except for capital lease obligations and software financing contract the carrying amounts of financial instruments approximate fair value due to their short maturities. The fair value of capital lease obligations and software financing contract at December 31, 1999 and 1998 is not materially different from the carrying amount, based on interest rates available to the Company for similar types of arrangements.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. Substantially all of the Company's clients are in the automotive industry. The Company does not require collateral from its clients. Individual client balances are generally small and clients are required to pay for Web site service in advance. Due to the nature of the business, only one client accounted for more than 10% of accounts receivable as of December 31, 1999 or 10% of net revenues for the year ended December 31, 1999. DaimlerChrysler, including Mercedes-Benz, accounted for 19% of trade accounts receivable before allowances (receivables) as of December 31, 1999 and 16% of net revenues for the year ended December 31, 1999. No individual client accounted for more than 10% of accounts receivable as of December 31, 1998 and 1997, or 10% of net revenues for the years ended December 31, 1998 and 1997. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of accounts receivable. Credit losses to date have been within the Company's estimates. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity.

REVENUE RECOGNITION

    The Company derives its revenues from fees charged to its automobile dealership, dealer group and manufacturer clients for Web site maintenance and data extraction services, as well as Internet advertising and promotional services. Web site maintenance, parts locating, and data extraction service revenue is recognized ratably over the service period. Revenue on initial design and construction fees and custom projects is recognized at the time of Web site activation. The Company's obligations for Internet advertising services typically include guarantees of minimum number of "impressions", or times that an advertisement is viewed. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

    The majority of the Company's services are sold to clients under short-term service agreements with an initial term of six to twelve months and month-to-month thereafter. Revenues are recognized net of promotional discounts. Some or all initial services may be offered on a "free trial" basis, generally for periods of one to three months. Revenue is not recognized until the end of the free trial period and until the client has agreed to continue services. Prepayments received for sites not yet activated and services not yet provided are reported as deferred revenue.

COST OF REVENUES

    The Company's cost of revenues consists of the costs associated with production, maintenance and delivery of the Company's services. These costs include production and design personnel costs, communication expenses related to data transfer, fees payable to third parties for distribution of vehicle inventory data to other Web sites, banner advertising purchased from third party Web sites and resold to clients, site content licensing fees, and costs of Web servers used to host client data. These costs also include software and hardware costs to host and serve data.

PRODUCT DEVELOPMENT

    Product development costs represent research and development expenses which are charged to operations as incurred.

CAPITAL ASSETS

    Capital assets consist of computer equipment, furniture and other equipment, purchased software and leasehold improvements, which are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The useful lives of capital assets range from three to five years. Maintenance and repairs, which neither materially add to the value of the asset nor prolong its life, are charged to expense as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. No losses from impairment have been recognized in the consolidated financial statements.

ADVERTISING COSTS

    Advertising costs include costs of print and Internet banner advertising. The Company expenses advertising costs when the advertising takes place. Advertising costs for the years ended December 31, 1999, 1998 and 1997 were $985,000, $276,000 and $156,000, respectively.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, Issue 96-18.

INCOME TAXES

    The Company provides for income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

NET LOSS PER SHARE AND UNAUDITED PRO FORMA NET LOSS PER SHARE

    Basic net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding including the potentially dilutive impact of common stock options and warrants and Series A and B mandatorily redeemable convertible preferred stock. Basic and diluted net loss per share are equal for the periods presented because the impact of common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 1,273,082, 11,259,342 and 6,220,188 shares for the years ended December 31, 1999, 1998 and 1997, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect. Common stock options and warrants are converted using the treasury stock method. Mandatorily redeemable convertible preferred stock is converted using the if-converted method.

    In accordance with EITF Topic D-53, the Company's 1998 net loss available to common shareholders is increased by $8,262,000 which represents the excess of the fair value over the carrying value of Series A preferred shares which were repurchased by the Company during October 1998.

    Unaudited pro forma net loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's mandatorily redeemable convertible preferred stock into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred on the date the shares were originally issued.

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss and unaudited pro forma net loss per share calculations for the periods indicated:

                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                1999          1998         1997
                                                             -----------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
NUMERATOR:
  Net loss.................................................  $  (16,501)   $  (5,105)   $  (2,665)
  Dividends on mandatorily redeemable
  convertible preferred stock..............................      (1,510)        (549)          --
  Excess Consideration for Redemption of
  Series A mandatorily redeemable
  convertible preferred stock..............................          --       (8,262)          --
  Accretion of mandatorily redeemable
  convertible preferred stock..............................         (17)         (14)          (8)
                                                             ----------    ---------    ---------
  Net loss available to common shareholders................     (18,028)   $ (13,930)   $  (2,673)
                                                                           =========    =========
  Effect of pro forma conversion of preferred shares
    (unaudited):
  Dividends on mandatorily redeemable
  convertible preferred stock..............................       1,510
  Accretion of mandatorily redeemable
  convertible preferred stock..............................          17
                                                             ----------
  Pro forma net loss available to common shareholders......  $  (16,501)
                                                             ==========

DENOMINATOR:
  Weighted-average shares outstanding......................   7,971,443    2,938,460    3,485,563
                                                                           =========    =========
  Weighted-average effect of pro forma
  conversion of preferred shares (unaudited)...............   5,548,455
                                                             ==========
  Pro forma weighted average shares
  outstanding (unaudited)..................................  13,519,898
                                                             ==========

SEGMENT INFORMATION

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) in the fiscal year ended December 31, 1999. FAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services, adn geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under FAS 131, is the Chief Executive Officer. To date, the Company has viewed its operations as one segment.

INTERNALLY USED WEB SITE DEVELOPMENT COSTS

    Costs incurred in the development of core software for the Company's Web site infrastructure are capitalized in accordance with Statement of Position 98-1 (Accounting for the Costs of Software Developed or Obtained for Internal Use) and are amortized over the expected useful life of the developed software ranging from 1-3 years. Costs incurred in the development of content, and maintenance costs for the Company's internally used Web sites are expensed as incurred.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. Adoption of FAS 133 is required for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company adopted FAS 133 on January 1, 1999. The Company has determined that it does not have any derivatives or hedging activities.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We are required to adopt SAB 101 for our fiscal year ending December 31, 2001. We do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

2.  ACQUISITION OF PARTSVOICE

    On April 30, 1999, the Company acquired all of the equity interests in PartsVoice, LLC, whose principal business is vehicle parts data acquisition and management services. Immediately prior to the closing, PartsVoice distributed to its owners certain assets and liabilities. At closing, the Company paid aggregate purchase consideration for the PartsVoice equity of (i) $3.0 million in cash; (ii) promissory notes in the principal amount of $23.0 million;
(iii) 500,000 shares of Series C convertible preferred mandatorily redeemable stock at $8.00 per share; and (iv) warrants to purchase 160,000 shares of the Company's common stock at $6.00 per share. The warrants were valued at $381,000 using the Black-Scholes option-pricing model. Upon closing of the initial public offering, the preferred stock was converted to common stock, and the notes were paid in full.

    The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to goodwill. The purchase price was allocated as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Fixed assets................................................     $   115
Goodwill....................................................      13,247
Trademarks/trade name.......................................       1,200
Customer lists..............................................      13,800
Existing technology.........................................       1,100
Workforce...................................................       1,200
                                                                 -------
                                                                 $30,662
                                                                 =======

    The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the Company's acquisition of PartsVoice occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments, such as amortization of intangible assets and interest on acquisition indebtedness:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   (IN)THOUSANDS, (UNAUDITED)
                                                                 EXCEPT PER SHARE
                                                                          AMOUNTS
Net revenues................................................  $26,721    $15,773
Net loss....................................................  (17,212)    (7,592)
Basic and diluted net loss per share........................  $ (2.35)   $ (5.67)

    The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

3.  CAPITAL ASSETS

    A summary of capital assets follows:

                                                               DECEMBER 31, 1999
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Computer equipment..........................................   $3,840     $1,190
Furniture and other equipment...............................      874        378
Software....................................................    1,421        161
Leasehold improvements......................................      208        134
                                                               ------     ------
                                                                6,343      1,863
Less: Accumulated depreciation and amortization.............   (1,707)      (410)
                                                               ------     ------
                                                               $4,636     $1,453
                                                               ======     ======

    Equipment held under capital leases is included in capital assets. The cost of the leased equipment is $2.9 million and $1.1 million at December 31, 1999 and 1998, respectively. The accumulated amortization for these items is $857,000 and $173,000 at December 31, 1999 and 1998, respectively.

4.  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                    USEFUL LIVES   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                    ------------   -----------------   -----------------
                                                      (YEARS)                 (IN THOUSANDS)
Goodwill..........................................          6           $13,247              $  --
Trademarks/trade name.............................          6             1,200                 --
Customer lists....................................       3--6            14,600                800
Existing technology...............................          5             1,100                 --
Workforce.........................................          5             1,200                 --
                                                                        -------              -----
                                                                         31,347                800
Less: Accumulated amortization....................                       (4,017)              (321)
                                                                        -------              -----
                                                                        $27,330              $ 479
                                                                        =======              =====

    These assets are amortized using the straight-line method over their respective estimated useful lives.

5.  ACCRUED LIABILITIES

    A summary of accrued liabilities follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued payroll and related benefits......................   $1,183      $324
Accrued professional fees.................................       --       166
Accrued taxes payable.....................................      141        51
Other.....................................................      196       235
                                                             ------      ----
                                                             $1,520      $776
                                                             ======      ====

6.  INCOME TAXES

    From inception through February 28, 1997 the Company was organized as an S corporation for income tax reporting purposes and, as such, the tax effects were passed directly to the shareholders. Effective February 28, 1997, the Company became a C corporation. No current provision for income taxes has been recorded for the year ended December 31, 1999 or 1998, due to losses incurred during the periods. A valuation allowance has been recorded for deferred tax assets because the available objective evidence creates sufficient uncertainty regarding the ability to realize the deferred tax asset.

    For the periods in which the Company was a C corporation, a reconciliation of taxes on income at the federal statutory rate to actual tax expense is as follows:

                                                           DECEMBER 31,
                                                  ------------------------------
                                                    1999       1998       1997
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
Tax benefit at statutory rate...................  $(5,610)   $(1,736)    $(906)
Nondeductible items.............................       --        564         6
Loss attributed to S corporation................       --         --        66
Change in valuation allowance...................    5,529      1,249       902
Other...........................................       81        (77)      (68)
                                                  -------    -------     -----
                                                  $    --    $    --     $  --
                                                  =======    =======     =====

    Temporary differences that give rise to the Company's deferred tax assets and liabilities comprise the following:

                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Net operating loss carry-forwards.................   $5,988     $1,672      $724
Depreciation and amortization.....................      773         77        (5)
Compensation expense related to stock options.....      629        336       158
Allowance for doubtful accounts...................      169         29        14
Accrued liabilities...............................      121         37        11
Valuation allowance...............................   (7,680)    (2,151)     (902)
                                                     ------     ------      ----
                                                     $   --     $   --      $ --
                                                     ======     ======      ====

    At December 31, 1999, the Company had net operating loss carry-forwards of approximately $17.6 million, which will expire beginning in the year 2012, if not previously utilized. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses. The Company has determined that such a change occurred in October 1998 and the utilization of loss carryforwards generated through that period will be limited.

7.  EQUITY TRANSACTIONS

INITIAL PUBLIC OFFERING

    On August 10, 1999, the Company completed an initial public offering in which proceeds, net of underwriting discounts, commissions and expenses of approximately $44.8 million were raised. An additional $5.0 million was raised in a direct sale of 454,545 shares of Common Stock to General Electric Capital Assurance Company. A portion of the proceeds was used to retire notes payable of $26.6 million and pay all accumulated dividends of $2.1 million on mandatorily redeemable convertible preferred stock.

    Upon completion of the initial public offering, all outstanding shares of the Company's mandatorily redeemable convertible preferred stock were converted to shares of common stock. One share of common stock was exchanged for each share of preferred stock, resulting in an increase in shareholder equity of $34.7 million.

STOCK REPURCHASE

    On October 7, 1998, the Company used a portion of the proceeds from the issuance of the Series B preferred stock to repurchase and retire 2,173,206 shares of common stock and 2,404,652 shares of Series A preferred stock at $4.20 per share. The number of shares redeemed was sufficient to provide the Series B investor with a 62% ownership position, on a fully diluted basis, as of the investment date. The repurchase price of both the Series A preferred stock and common stock was in excess of the $3.99 and $3.78, respectively, per share fair values of the stock at the date of repurchase. In accordance with EITF Topic D-53, the Company recognized expense of $505,000, which represents the excess of the repurchase price over the fair value of the repurchased preferred shares. In accordance with FASB Technical Bulletin 85-6, the Company recognized expense of $879,000, which represents the excess of the repurchase price over the fair value of all common shares repurchased, with the exception of 76,382 repurchased shares which resulted from employee stock option exercises immediately preceding the repurchase. For these shares, $274,000 in expense was recognized for the excess of the repurchase price over the employees' cost basis in the shares. This amount is included in stock-based compensation in the consolidated statement of operations.

WARRANTS

    On April 30, 1999, the Company issued warrants in connection with the acquisition of PartsVoice, LLC. See Note 2.

    During February 1997, the Company issued warrants to purchase 37,500 shares of common stock with an exercise price of $0.55 per share. These warrants were issued to a third party in consideration for professional services performed. These warrants were exercised on August 12, 1999 in a cashless conversion transaction and 35,108 shares of common stock were issued to the holder. These warrants were recorded at their Black-Scholes fair value of $14,000, which was recognized as general and administrative expense. The fair value was calculated using the following assumptions: fair value of common stock of $0.50 per share, expected life of 5 years, risk free interest rate of 6.20%, volatility of 90% and dividend yield of 0%.

OTHER TRANSACTIONS

    On April 30, 1999, Howard Tullman, a director of Cobalt, purchased 12,500 shares of Series C convertible preferred Stock for $100,000.

    On February 28, 1997, two of the Company's officers, who are also shareholders, entered into an agreement to settle the Company's liability for deferred compensation. The terms of the agreement required a cash payment of half the amount due and the remainder was forgiven by the officers. Such amount is included in shareholders' equity as a contribution of services.

    As of February 28, 1997, certain of the Company's shareholders had purchased shares of common stock at prices in excess of the share price paid by the Series A Preferred shareholders. To retain their basis in parity with the Series A Preferred share price, these shareholders received a total of 119,867 additional shares of common stock, which the Company accounted for as a stock dividend of $43,000 to non-employee shareholders and as compensation expense of $17,000 to employee shareholders.

    On February 28, 1997, the Company repurchased 613,015 shares of common stock from a former officer and a former employee at $0.30 per share.

8.  STOCK PURCHASE AND OPTION PLANS

STOCK PURCHASE PLAN

    The Company's Board of Directors adopted the Employee Stock Purchase Plan (the Purchase Plan) on August 12, 1999 under which 300,000 shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees' cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan defined dates. As of December 31, 1999 there have been no shares issued under the Purchase Plan and 300,000 shares are available for future issuance.

STOCK OPTION PLAN

    The Company has a stock option plan (the Plan) for employees, directors, consultants or independent contractors under which is reserved 3,641,000 shares of common stock. Pursuant to the Plan, the Board of Directors has granted nonqualified stock options and incentive stock options. The vesting period, exercise price and expiration period of options are established at the discretion of the Board of Directors. While some options were vested when granted, options generally vest over a four-year period and expire ten years from the date of grant.

    The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. With respect to the stock options granted since inception through July 1999, the Company has recorded deferred stock-based compensation of $8.4 million for the difference between the exercise price and the fair value of the common stock underlying the options at the date of grant. This amount is being amortized, in accordance with FASB Interpretation No. 28, over the vesting period of the individual options. Compensation expense relating to these grants of $2,749,000, $532,000 and $378,000 was amortized in 1999, 1998 and 1997, respectively.

STOCK OPTION PLAN--GRANTS TO NON-EMPLOYEES

    During the years ended December 31, 1999, 1998 and 1997 45,500, 0 and 38,500 options, respectively, were granted to third parties, excluding Directors, under the Plan. Compensation expense relating to these grants of $57,000, $0 and $28,000 was recognized in 1999, 1998 and 1997, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                        YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                              1999                1998                1997
                                                       ------------------   -----------------   -----------------
Exercise prices (per share)..........................  $      1.85--$7.20   $      .60--$1.25   $      .30--$1.25
                                                       ------------------   -----------------   -----------------
Fair value of common stock...........................  $      6.00--$9.24   $      .60--$1.25   $      .44--$1.53

Expected lives.......................................         3--6 months             5 years             5 years
Weighted average risk free interest rate.............                5.59%               6.32%               6.15%
Volatility...........................................                  90%                 90%                 90%
Dividend yield.......................................                   0%                  0%                  0%

    On March 24, 1997, the Board of Directors approved an option repricing. All options issued and outstanding at that date with exercise prices in excess of $0.30 were repriced at $0.30.

STOCK OPTION PLAN ACTIVITY AND SUMMARY

    The following table summarizes the activity under the Plan:

                                                   YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------------------------
                                          1999                                  1998
                           -----------------------------------   -----------------------------------
                                       WEIGHTED-    WEIGHTED-                WEIGHTED-    WEIGHTED-
                                        AVERAGE    AVERAGE FMV                AVERAGE    AVERAGE FMV
                                       EXERCISE    OF OPTIONS                EXERCISE    OF OPTIONS
                            SHARES       PRICE       GRANTED      SHARES       PRICE       GRANTED
                           ---------   ---------   -----------   ---------   ---------   -----------
Outstanding at beginning
  of period..............  2,043,940     $0.39                   1,647,754     $0.20
  Granted................  1,496,628      4.28                     655,100      0.80
  Exercised..............   (855,478)     0.19                    (110,507)     0.27
  Forfeited..............   (357,215)     2.04                    (148,407)     0.37
                           ---------                             ---------
Outstanding at end of
  period.................  2,327,875     $2.71                   2,043,940     $0.39
                           =========                             =========
Exercisable at the end of
  period.................    789,261     $1.04                   1,115,651     $0.16
                           =========                             =========
Options granted during
  the period at market...    301,600     $8.97        $8.97             --     $  --        $  --
                           =========                             =========
Options granted during
  the period at less than
  market.................  1,195,028     $3.09        $8.18        655,100     $0.80        $3.02
                           =========                             =========

                                YEARS ENDED DECEMBER 31,
                           -----------------------------------
                                          1997
                           -----------------------------------
                                       WEIGHTED-    WEIGHTED-
                                        AVERAGE    AVERAGE FMV
                                       EXERCISE    OF OPTIONS
                            SHARES       PRICE       GRANTED
                           ---------   ---------   -----------
Outstanding at beginning
  of period..............    409,884     $0.34
  Granted................  1,351,170      0.20
  Exercised..............     (4,771)     0.28
  Forfeited..............   (108,529)     0.48
                           ---------
Outstanding at end of
  period.................  1,647,754     $0.20
                           =========
Exercisable at the end of
  period.................  1,015,597     $0.14
                           =========
Options granted during
  the period at market...         --     $  --        $  --
                           =========
Options granted during
  the period at less than
  market.................  1,351,170     $0.20        $0.56
                           =========

    At December 31, 1999, 415,501 shares remained reserved and available for grant under the Plan.

    The following table summarizes the information about stock options outstanding as of December 31, 1999:

                                            OUTSTANDING
                          -----------------------------------------------
                                         WEIGHTED-                                 EXERCISABLE
                                          AVERAGE                           --------------------------
                                         REMAINING                                        WEIGHTED-
                          NUMBER OF   CONTRACTUAL LIFE   WEIGHTED-AVERAGE   NUMBER OF      AVERAGE
RANGE OF EXERCISE PRICES   SHARES         (YEARS)         EXERCISE PRICE     SHARES     EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   --------------
$0.10--0.30............     481,610          7.09             $0.23          385,947         $0.21
0.60--0.75.............     518,906          8.47              0.75          198,431          0.74
1.85...................     784,333          9.26              1.85          153,970          1.85
6.00--8.00.............     388,726          9.58              6.98           50,913          6.11
10.38--11.00...........     154,300          9.66             10.68               --            --
                          ---------       -------             -----          -------         -----
                          2,327,875          8.72             $2.71          789,261         $1.04
                          =========       =======             =====          =======         =====

FAIR VALUE DISCLOSURES

    Had the Company determined compensation expense based on the fair value of the option at the grant date for its stock options issued to employees, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
                                                (IN THOUSANDS EXCEPT PER SHARE
                                                           AMOUNTS)
Net loss
  As reported.................................  $(16,501)  $(5,105)   $(2,665)
  Pro forma...................................   (16,758)   (5,649)    (2,805)
Basic and Diluted net loss per share
  As reported.................................  $  (2.26)  $ (4.74)   $ (0.77)
  Pro forma...................................     (2.30)    (4.93)     (0.81)

    For all grants that were granted prior to the Company's initial public offering in August 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used for employee stock option grants in 1999, 1998 and 1997: risk free interest rate at grant date of 5.48%, 5.11% and 6.26%, respectively, no dividends, volatility of 118% subsequent to the Company's initial public offering in 1999, no volatility from January to July in 1999, in 1998 or 1997, and expected lives of five years in all three years. In addition, because the determination of the fair value of all options granted after such time as the Company became a public entity included an expected volatility factor in addition to the factors described in the preceding paragraph, the above results may not be representative of future periods.

    The March 24, 1997 option-repricing event is considered a modification of an existing option. For determination of the pro forma amounts, this modification is treated as if a new option had been issued and any additional incremental value recorded in the year of repricing is immediately recognized for vested options and amortized over the remaining vesting period for nonvested options.

    Pro forma net loss amounts reported above reflect only options granted in 1995 through December 31, 1999. The full impact of calculating compensation expense for stock options based on fair value at the grant date is not reflected in the pro forma net loss amounts because compensation expense is reflected over the options' vesting period of four years.

9.  RETIREMENT SAVINGS PLAN

    On August 1, 1997, the Company established a retirement savings plan that qualifies under Internal Revenue Code Section 401(k). The plan covers all qualified employees. Contributions to this plan by the Company are made at the discretion of the Board of Directors. The Company has not contributed to the plan.

10. LEASE COMMITMENTS

    The Company leases office space for its corporate headquarters in Seattle, Washington, under a lease that expires in December 31, 2005. The lease includes an option to extend the lease two additional five-year terms. The Company also leases office space in Portland, Oregon and Austin, Texas. During 1999 we based our principal office space from one of our shareholders.

    The Company leases various equipment under master capital lease agreements with one of its shareholders. The leases expire at various dates between 2000 and 2003.

    Future minimum lease payments at December 31, 1999 for these leases are as follows:

YEARS ENDING DECEMBER 31,                                OPERATING   CAPITAL
-------------------------                                ---------   --------
                                                            (IN THOUSANDS)
2000...................................................   $ 1,849     $1,047
2001...................................................     1,932      1,039
2002...................................................     1,986        373
2003...................................................     1,878          8
2004...................................................     1,955         --
Thereafter.............................................     2,019         --
                                                          -------     ------
Total minimum lease payments...........................   $11,619      2,467
                                                          =======     ======
Less: Portion representing interest....................                 (406)
                                                                      ------
Present value of capital lease obligations.............                2,061
Less: Current portion..................................                 (844)
                                                                      ------
Capital lease obligations, non-current portion.........               $1,217
                                                                      ======

    The Company records operating lease expense using the straight-line method. Operating lease expense was approximately $883,000, $349,000, and $140,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

11. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest during 1999, 1998 and 1997 was $993,000, $90,000 and $17,000, respectively.

    The Company purchased capital assets under capital leases of $2.5 million, $959,000 and $21,000, during the years ended December 31, 1999, 1998 and 1997, respectively.

12. SALE OF HOMESCOUT

    On March 4, 1998 the Company sold substantially all of the assets related to its HomeScout operations to Homeshark, Inc. for $1,626,000. Revenues for HomeScout were $19,000 and $61,000 for the years ended December 31, 1998 and 1997, respectively.

13. ACQUISITION OF DEALERNET

    On December 1, 1997, the Company purchased assets comprised primarily of a customer list and the related customer service agreements (DealerNet) from The Reynolds and Reynolds Company. The purchase price was $800,000, of which $500,000 was paid in cash over the twelve months following acquisition and $300,000 was paid by issuance of Series B mandatorily redeemable convertible preferred stock in November 1998.

14. SUBSEQUENT EVENTS

SALE OF YACHTWORLD

    On January 25, 2000 the Company sold the assets related to its YachtWorld division to Boats.com, Inc. for cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note bears interest at 8.0% and is due in three installments during 2000. The Company also acquired warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share. In addition, the Company received a position on Boats.com's board of directors until the note is paid in full. Revenues for YachtWorld were $602,000, $185,000 and $80,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

ACQUISITION OF INTEGRALINK, INC.

    On January 14, 2000, the Company acquired the assets of IntegraLink, Inc. (IntegraLink), whose principal business is advanced data extraction and reporting services. At closing, the Company paid aggregate purchase consideration of (i) $1.5 million in cash; (ii) promissory notes in the principal amount of $250,000 due January 14, 2001; and (iii) 85,000 shares of the Company's common stock valued at $22.00 per share.

    The Company will account for the IntegraLink acquisition using the purchase method of accounting. The aggregate purchase price of approximately
$3.7 million will be allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including estimated acquisition costs, over the fair market value of the net assets acquired will be allocated to goodwill.

    IntegraLink commenced operations in 1998 and generated revenues of $595,000 (unaudited) for the year ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to directors will be included under "Election of Directors" in our definitive proxy statement for our 2000 annual meeting of shareholders (the "2000 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated by reference herein. Information with respect to our executive officers is included under Item 4(a) of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation will be included under "Executive Compensation" in our 2000 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in our 2000 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in our 2000 Proxy Statement and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.  FINANCIAL STATEMENTS

    See Item 8 of this Form 10-K.

2.  FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Cobalt for each of the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Cobalt.

                                                              PAGE NUMBER
                                                              ------------
Schedule II--Valuation and Qualifying Accounts and
  Reserves..................................................      S-1
Schedules other than those listed above have been omitted
  since they are either not required, not applicable, or the information has otherwise been included.

3.  EXHIBITS

    (a)  The exhibits listed below are filed as part of this report:

       EXHIBIT
       NUMBER                                  DESCRIPTION
---------------------  ------------------------------------------------------------
3.1                    Amended and Restated Articles of Incorporation of The Cobalt
                       Group, Inc.

3.2*                   Bylaws of The Cobalt Group, Inc.

10.1*                  The Cobalt Group, Inc. 1995 Stock Option Plan, as amended.

10.2*                  Promissory Note, dated August 20, 1996, between The Cobalt
                       Group, Inc. and John W.P. Holt (and schedule of similar Note between The Cobalt Group, Inc. and Geoffrey T. Baker).

10.3*                  Confidentiality and Noncompetition Agreement, dated February
                       28, 1997, between The Cobalt Group, Inc. and John W.P. Holt
                       (schedule of similar Agreement with Geoffrey T. Barker).

10.4*                  Registration Agreement, dated February 28, 1997, between The
                       Cobalt Group, Inc., The Productivity Fund III, L.P.,
                       Environmental Private Equity Fund II, L.P. and Mark T.
                       Koulogeorge.

10.4.1*                First Amendment to Registration Agreement, dated October 7,
                       1998, between The Cobalt Group, Inc., the Productivity Fund
                       III, L.P., Environmental Private Equity Fund II, L.P. and
                       Mark T. Koulogeorge.

10.4.2*                Second Amendment to Registration Agreement, dated July 7,
                       1998, between The Cobalt Group Inc., the Productivity Fund
                       III, L.P., Environmental Private Equity Fund II, L.P. and
                       Mark T. Koulogeorge.

10.5* Series B Stock Purchase Agreement, dated October 7, 1998, between The Cobalt Group, Inc. and E.M. Warburg, Pincus,
                       L.P.

10.6*                  Purchase Agreement, dated April 19, 1999, between The Cobalt
                       Group, Inc., Locators, Inc., Parts Finder Locating Systems,
                       Inc., Compu-Time. Inc., Brian Allen and Shirley Atherton.

10.7*                  Warrant Shares and Series C Preferred Shares Registration
                       Agreement, dated April 30, 1999, between The Cobalt Group,
                       Inc., Compu-Time, Inc., Parts Finder Locating Systems, Inc.
                       and Locators, Inc.

10.8*                  Purchase Warrant, dated April 30, 1999, from The Cobalt
                       Group, Inc. to Parts Finder Locating Systems, Inc. (and schedule of similar Warrants).

10.9*                  The Cobalt Group, Inc. 1999 Employee Stock Purchase Plan.

10.10*                 Share Purchase Agreement dated July 7, 1999 between The
                       Cobalt Group, Inc. and GE Financial Assurance Holdings, Inc.

10.11**                Lease Agreement (office form dated October 24, 1999).

10.12**                Lease Agreement (parking dated October 24, 1999).

10.13***               Agreement and Plan of Merger dated January 14, 2000 between
                       IL Acquisition Inc., The Cobalt Group, Inc., IntegraLink,
                       Inc., Kevin Distelhorst, Philip Turner and Steven French.

10.14****              Asset Purchase Agreement dated January 25, 2000 between The
                       Cobalt Group, Inc., and Boats.com, Inc.

21.1                   Subsidiaries of the Registrant.

       EXHIBIT
       NUMBER                                  DESCRIPTION
---------------------  ------------------------------------------------------------
23.1                   Consent of Independent Accountants.

24.1                   Power of Attorney (reference is made to the signature page).

27.1                   Financial Data Schedule.
-----------------------------------------------------------------------------------

* Incorporated by reference to the Registration Statement of Form S-1 (No. 333-79483) filed by the Registrant on May 27,
                       1999, as amended.

**                     Incorporated by reference to the Quarterly Report on Form
                       10-Q filed by the Registrant on November 15, 1999.

*** Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on
                       February 1, 2000.

**** Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 14, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in Seattle, Washington on March 30, 2000.

                                                       THE COBALT GROUP, INC.

                                                       By:            /s/ DAVID M. DOUGLASS
                                                            -----------------------------------------
                                                                        David M. Douglass

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W.P. Holt and David M. Douglass each of them, his attorney-in-fact, with the power of substitution, for any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 30, 2000 on behalf of the Registrant and in the capacities indicated:

                  SIGNATURE                                            TITLE
                  ---------                                            -----
/s/ JOHN W.P. HOLT                             President, Chief Executive Officer and Director
------------------------------------             (Principal Executive Officer)
John W.P. Holt

/s/ DAVID M. DOUGLASS                          Chief Financial Officer, Executive Vice President and
------------------------------------             Secretary (Principal Financial and Accounting
David M. Douglass                                Officer)

/s/ HOWARD A. TULLMAN                          Chairman of the Board of Directors
------------------------------------
Howard A. Tullman

/s/ GEOFFREY T. BARKER                         Director
------------------------------------
Geoffrey T. Barker

/s/ MARK T. KOULOGEORGE                        Director
------------------------------------
Mark T. Koulogeorge

/s/ JOSEPH P. LANDY                            Director
------------------------------------
Joseph P. Landy

/s/ ERNEST H. POMERANTZ                        Director
------------------------------------
Ernest H. Pomerantz

/s/ J.D. POWER, III                            Director
------------------------------------
J.D. Power, III

FINANCIAL STATEMENT SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     BALANCE AT   CHARGE TO                  BALANCE AT
                                                     BEGINNING    COST AND                     END OF
                                                     OF PERIOD    EXPENSES    DEDUCTIONS *     PERIOD
                                                     ----------   ---------   ------------   ----------
Year ended December 31, 1997
  Allowance for doubtful accounts..................    $   --      $54,000      $(14,000)      $40,000
Year ended December 31, 1998
  Allowance for doubtful accounts..................    40,000      193,000      (148,000)       85,000
Year ended December 31, 1999
  Allowance for doubtful accounts..................    85,000      518,000      (106,000)      497,000

    * Deductions are direct write-offs of uncollectable amounts.