Form 10-Q
period 2000-03-31
COBALT GROUP INC
filed 2000-05-15
CIK 1036290

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO
     _________________

                          Commission File No. 000-26623

                             THE COBALT GROUP, INC.

             (Exact name of registrant as specified in its charter)

             WASHINGTON                                       91-1674947
      (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

2200 FIRST AVENUE SOUTH,  SEATTLE, WASHINGTON                   98134
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

 (206) 269-6363
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

As of April 30, 2000, 17,247,220 shares of the Company's common stock, $.01 par value, were outstanding.

                             THE COBALT GROUP, INC.

                           FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS

PART I - Financial Information

   Item 1. - Financial Statements

     Consolidated Balance Sheets as of March 31, 2000 and
       December 31, 1999                                                       3

     Consolidated Statements of Operations for the Three
       Months Ended March 31, 2000 and 1999                                    4

     Consolidated Statements of Cash Flows for the Three
       Months Ended March 31, 2000 and 1999                                    5

     Notes to Consolidated Financial Statements                                6

   Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Overview and Outlook                                                     10

     Results of Operations                                                    12

     Liquidity and Capital Resources                                          13

     Risk Factors                                                             14

   Item 3. - Quantitative and Qualitative Disclosures about Market Risk       16

Part II - Other Information

   Item 2. - Changes in Securities and Use of Proceeds                        16

   Item 6. - Exhibits and Reports on Form 8-K                                 17

Signatures                                                                    19

ITEM 1. FINANCIAL STATEMENTS

                             THE COBALT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                          MARCH 31,  DECEMBER 31,
                                                                            2000      1999
                                                                           -------   -------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets
   Cash and cash equivalents                                               $16,817   $14,224
   Accounts receivable, net of allowance for doubtful
      accounts of $533 (unaudited) and $497, respectively                    6,031     4,581
   Notes receivable from Boats.com, Inc.                                     7,006      --
   Other current assets                                                      1,160     2,225
                                                                           -------   -------
                                                                            31,014    21,030

Capital assets, net of accumulated depreciation of $2,046 (unaudited)
         and $1,707, respectively                                            5,558     4,636
Intangible assets, net of accumulated amortization of $5,524 (unaudited)
         and $4,017, respectively                                           29,557    27,330
Other assets                                                                   962     1,036
                                                                           -------   -------
      Total assets                                                         $67,091   $54,032
                                                                           =======   =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                        $ 1,858   $ 2,020
   Accrued liabilities                                                       1,493     1,520
   Deferred revenue                                                          2,747     2,456
   Deferred gain on sale of YachtWorld                                       7,000      --
   Notes payable                                                               253      --
   Software financing contract, current portion                                300       362
   Capital lease obligations, current portion                                  706       844
                                                                           -------   -------
                                                                            14,357     7,202
                                                                           -------   -------
Non-current liabilities
   Software financing contract, non-current portion                           --          28
   Capital lease obligations, non-current portion                            1,129     1,217
                                                                           -------   -------
                                                                             1,129     1,245
                                                                            -------   -------
Shareholders' equity
   Preferred stock; $0.01 par value per share; 100,000,000 shares
      authorized; 0 shares issued and outstanding                             --        --
   Common stock; $0.01 par value per share; 200,000,000 shares authorized; 17,210,941 (unaudited) and 16,855,431 and issued
      and outstanding, respectively                                            172       169
   Additional paid-in capital                                               91,955    89,957
   Deferred compensation                                                    (2,044)   (3,036)
   Notes receivable from shareholders                                         (144)     (144)
   Accumulated deficit                                                     (38,334)  (41,361)
                                                                           -------   -------
                                                                            51,605    45,585
                                                                           -------   -------
      Total liabilities and shareholders' equity                           $67,091   $54,032
                                                                           =======   =======



          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                       2000           1999
                                                                   -----------    -----------
Revenues                                                           $     9,284    $     2,453
Cost of revenues                                                         1,775            540
                                                                   -----------    -----------
         Gross profit                                                    7,509          1,913
Operating expenses
         Sales and marketing                                             4,276          1,650
         Product development                                             1,254            401
         General and administrative                                      3,783          1,809
         Amortization of intangible assets                               1,508             61
         Stock-based compensation                                          290            335
                                                                   -----------    -----------
                  Total operating expenses                              11,111          4,256
                                                                   -----------    -----------
Loss from operations                                                    (3,602)        (2,343)

Interest expense                                                           (68)           (49)
Interest income                                                            317             61
Gain on sale of YachtWorld                                               6,446           --
Other income (expense), net                                                (66)            (4)
                                                                   -----------    -----------
Net income (loss)                                                  $     3,027    $    (2,335)
                                                                   ===========    ===========
Net income (loss) available to common
         shareholders                                              $     3,027    $    (2,926)
                                                                   ===========    ===========
Basic net income (loss) per share                                  $      0.18    $     (1.97)
                                                                   ===========    ===========
Weighted-average shares outstanding--basic                          17,082,768      1,488,681
                                                                   ===========    ===========
Diluted net income (loss) per share                                $      0.16    $     (1.97)
                                                                   ===========    ===========
Weighted-average shares outstanding--diluted                        18,587,055      1,488,681
                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                              $  3,027    $ (2,335)
         Adjustments to reconcile net income (loss) to net
                  cash used in operating activities:
         Amortization of deferred compensation                               290         335
         Depreciation and amortization                                     2,040         250
         Net (gain) loss on sale of assets                                (6,382)          4
         Changes in:
                  Accounts receivable                                     (1,564)       (151)
                  Other assets                                             1,133        (977)
                  Accounts payable and accrued liabilities                  (138)      1,014
                  Deferred revenues                                          506         215
                                                                        --------    --------
                  Net cash used in operating activities                   (1,088)     (1,645)
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of capital assets                                    (1,593)       (172)
         Investment in IntegraLink                                        (1,614)       --
         Proceeds from sale of capital assets                                 24        --
         Proceeds from sale of YachtWorld                                  6,674        --
                                                                        --------    --------
                  Net cash provided by (used in) investing activities      3,491        (172)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from exercise of stock options                             331          66
         Proceeds from employee stock purchase plan                          175        --
         Payment of capital lease obligations and software
                  financing contract                                        (316)       (129)
                                                                        --------    --------
                  Net cash provided by (used in) financing activities        190         (63)
                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents                       2,593      (1,880)
Cash and cash equivalents, beginning of period                            14,224       5,756
                                                                        --------    --------
Cash and cash equivalents, end of period                                $ 16,817    $  3,876
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

     During 1999 the Company maintained YachtWorld.com, a marine Web site, which contains photo listings of yachts for sale on the Web, as well as other marine-related information. On January 25, 2000 the Company sold this division.

     The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Results of operations for the three month period ended March 31, 2000 are not necessarily indicative of future financial results.

     Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 1999 included in our annual report on Form 10-K, SEC File No. 000-26623.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2000, the EITF issued EITF 00-2 "Accounting for Web site Development Costs". This statement requires that capitalization and expensing of defined costs incurred during the development of a Web site. Costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. Costs incurred to create the initial graphics for the Web site would be capitalized and that any subsequent updates would be expensed as incurred. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment to SAB 101 to defer the effective date of implementation for one quarter with earlier application encouraged. The Company has not yet adopted SAB 101 and will be required to do so in the second quarter of 2000. The Company is currently determining what effects the application of SAB 101 may have on revenue recognition and operating results.

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

3.   ACQUISITION OF INTEGRALINK

     On January 14, 2000 the Company acquired IntegraLink, Inc. ("IntegraLink"), whose principal business is advanced data extraction and reporting services. At closing, the Company paid aggregate purchase consideration of (i) $1.5 million in cash; (ii) promissory notes in the principal amount of $250,000 bearing interest at 8% due January 14, 2001; (iii) 85,000 shares of the Company's common stock valued at $22.00 per share; and (iv) expenses related to the acquisition in the amount of $114,000.

     The Company accounted for the IntegraLink acquisition using the purchase method of accounting. The aggregate purchase price of $3.7 million was allocated to the net assets acquired, based on their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired were allocated to intangible assets. The historical operations of IntegraLink are not material to the Company's financial position or results of operations, therefore, pro forma financial statements have not been presented for this acquisition.

4.   SALE OF YACHTWORLD

     On January 25, 2000 the Company sold the assets related to its YachtWorld division to Boats.com, Inc. for cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note bears interest at 8.0% and is due in three installments during 2000. The first installment of $3.5 million was received on March 27, 2000. The Company also received warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share. In addition, the Company received the right to appoint a representative to Boats.com's board of directors until the note is paid in full. Revenues for YachtWorld were $602,000, $185,000 and $80,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The following assets and liabilities were sold in the transaction:

         Accounts receivable        $114,000
         Capital assets               50,000
         Accounts payable             47,000
         Deferred revenue            215,000
         Other accrued liabilities     1,000

     In connection with this transaction, the Company has recorded a gain of $6.4 million through March 31, 2000. Terms of the agreement require additional cash payments of $7 million, plus interest, with equal installments due on September 30, 2000 and December 31, 2000. Because of the risk associated with the collection of these payments, the Company has deferred that portion of the gain, which is presented on the balance sheet as deferred gain on sale of YachtWorld.

5.   ACQUISITION OF PARTSVOICE

     On April 30, 1999, the Company acquired all of the equity interests in PartsVoice, LLC, ("PartsVoice") whose principal business is vehicle parts data acquisition and management services. Immediately prior to the closing, PartsVoice distributed to its owners certain assets and liabilities. The Company paid aggregate purchase consideration for the PartsVoice equity of (i) $26.0 million in cash; (ii) 500,000 shares of Series C convertible preferred mandatorily redeemable stock at $8.00 per share; and (iii) warrants to purchase 160,000 shares of the Company's common stock at $6.00 per share. The warrants were valued at $381,000 using the Black Scholes option-pricing model.

     The acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets.

     The following summarizes the unaudited pro forma results of operations for the three months ended March 31, 1999, on a combined basis, as if the Company's acquisition of PartsVoice occurred on January 1,

1999, after including the impact of certain adjustments, such as amortization of goodwill and interest on acquisition indebtedness:

         Revenues                       $ 5,009,000
         Net loss                        (2,947,000)
         Basic net loss per share       $     (2.42)

     The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

6.   NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of the numerators and denominators in the basic and diluted net income (loss) per share calculations for the periods indicated:


                                                            THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                             2000             1999
                                                         ------------    -------------
                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Numerator:
         Net income (loss)                               $      3,027    $     (2,335)
         Dividends on mandatorily redeemable
                  convertible preferred stock                    --              (584)
         Accretion of mandatorily redeemable
                  convertible preferred stock                    --                (7)
                                                         ------------    -------------
Net income (loss) available to common
         shareholders                                    $      3,027    $     (2,926)
                                                         ============    ============

Denominator:
         Weighted-average shares outstanding - basic       17,082,768       1,488,681
         Effect of dilutive securities
                  Employee stock options                    1,338,154            --
                  Warrants                                    166,133            --
                                                         ------------    -------------
         Weighted-average shares outstanding - diluted     18,587,055       1,488,681
                                                         ============    =============


7.   INTANGIBLE ASSETS

     Intangible assets consist of the following:


                          USEFUL LIVES   MARCH 31, 2000    DECEMBER 31, 1999
                          ------------   --------------    -----------------
                             (YEARS)            (IN THOUSANDS)
                                            (UNAUDITED)
Goodwill                      4 - 6           $ 13,871             $ 13,247
Trademarks/trade name           6                1,200                1,200
Customer Lists                3 - 6             14,990               14,600
Existing technology             5                3,160                1,100
Workforce                     3 - 5              1,860                1,200
                                             ---------              --------
                                                35,081               31,347
Accumulated amortization                        (5,524)              (4,017)
                                             ---------              --------
                                              $ 29,557             $ 27,330
                                             =========              ========


These assets are amortized over their respective estimated useful lives.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid for interest during the three months ended March 31, 2000 and 1999 was $68,000 and $49,000, respectively.

     During the three months ended March 31, 1999, the Company purchased capital assets under capital leases and a software financing contract of $1,437,000. There were no such transactions for the three months ended March 31, 2000.

9.   SUBSEQUENT EVENTS

     On May 1, 2000 the Company reached an agreement with DaimlerChrysler Corporation to provide Web site design, hosting and maintenance services to its Chrysler, Dodge and Jeep dealers. The initial term of the agreement is through December 31, 2002, with an option to renew through December 31, 2005. DaimlerChrysler will be obligated to pay minimum annual revenues to the Company during the initial term of the agreement. In connection with the agreement, the Company will issue 258,164 shares of its common stock to DaimlerChrysler. The Company also will issue warrants to purchase 688,437 and 516,328 shares of its common stock at $10.03 and $12.53 per share, respectively. A third warrant to purchase 249,559 shares at $15.04 per share will be contingent upon DaimlerChrysler's exercise of its option to renew the agreement.

     On April 12, 2000 the Company entered into a loan agreement with Charter Financial, Inc. Under terms of the agreement, the Company can borrow up to $2.5 million, secured by specified capital assets. To date, the Company has borrowed $1.2 million under this facility. Amounts borrowed are due in equal installments over 36 months at an effective interest of approximately 13%. The agreement contains restrictive covenants, including provisions that require maintenance of insurance, impose limitations on changes in the Company's ownership, provide for prepayment penalties, and require maintenance of unrestricted cash balances of $7.0 million. An affiliate of the Company's largest shareholder, Warburg, Pincus Equity Partners, L.P., owns a 49.9% interest in Charter Financial.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT, AS AMENDED, THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. YOU SHOULD READ THE CAUTIONARY STATEMENTS MADE IN THIS REPORT AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER "RISK FACTORS" BEGINNING ON PAGE 13 AND IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS.

OVERVIEW AND OUTLOOK

OVERVIEW

     We derive our revenues from fees charged to our automobile dealership, dealer group and manufacturer clients for Web site design, development, hosting and maintenance and data extraction and aggregation services. Revenues from Web site hosting and maintenance and data extraction and aggregation services are recognized ratably over the applicable service period. Revenues from design and custom development are recognized based on completion and delivery of services or products as outlined in the applicable service agreement or contract. In certain cases, if projects require significant modification or customization, revenues are recognized on a percentage-of-completion basis based on the total project costs to be incurred. The majority of our services are sold to clients under short-term service agreements with an initial term of three to twelve months and month-to-month thereafter. We recognize revenues net of promotional discounts.

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

     As we continue to expand our client base, we expect to leverage our production, maintenance and service delivery platform, which may maintain or improve our gross margin. However, some strategic new services may have lower margins than our current service offerings. Further, we continue to experience increasing demand for custom design and development projects, which carry higher costs. As we respond to the customer demand for these services our gross margin may decline.

ACQUISITIONS AND DISPOSITIONS

     In April 1999 we acquired PartsVoice, LLC, an Oregon limited liability company, whose principal business is vehicle parts data acquisition and management services. The purchase price, including transaction expenses, was $30.7 million, of which $26.3 million was paid in cash and $4.4 million was paid by issuance of preferred stock and warrants. The PartsVoice acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets. The consolidated results of operations include PartsVoice for the period May 1, 1999 to March 31, 2000.

     In January 2000 we purchased IntegraLink, Inc., which expanded our client base and enhanced our data extraction capabilities. At closing we paid purchase consideration and expenses of $1.6 million in cash, promissory notes in the principal amount of $250,000 due January 14, 2001, and 85,000 shares of the Company's common stock valued at $22.00 per share, for a total purchase price of $3.7 million. The IntegraLink acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets.

     In January 2000 we sold the assets of our YachtWorld division to Boats.com, Inc. The sale provides capital for future growth and operations of our core business. The division was sold for cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note bears interest at 8.0% and is due in three installments during 2000. The first installment of $3.5 million was paid on March 27, 2000. We also received warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share.

     In connection with this transaction, the Company has recorded a gain of $6.4 million through March 31, 2000. Terms of the agreement require additional cash payments of $7 million, plus interest, with equal installments due on September 30, 2000 and December 31, 2000. Because of the risk associated with the collection of these payments, the Company has deferred that portion of the gain, which is presented on the balance sheet as deferred gain on sale of YachtWorld.

DAIMLERCHRYSLER AGREEMENT

     On May 1, 2000 we reached an agreement with DaimlerChrysler Corporation to provide Web site design, hosting and maintenance services to its Chrysler, Dodge and Jeep dealers. The initial term of the agreement will be through December 31, 2002, with an option to renew through December 31, 2005. DaimlerChrysler will be obligated to pay minimum annual revenues to us during the initial term of the agreement. In connection with the agreement, we will issue 258,164 shares of our common stock to DaimlerChrysler. We also will issue warrants to purchase 688,437 and 516,328 shares of our common stock at $10.03 and $12.53 per share, respectively. A third warrant to purchase 249,559 shares at $15.04 per share will be contingent upon DaimlerChrysler's exercise of its option to renew the agreement.

     We expect non-cash charges related to the common stock and warrants that we issue in connection with the DaimlerChrysler agreement to total approximately $14.8 million, which will be amortized ratably with the revenue recognized over the initial term of the agreement. This valuation does not attribute value to the third warrant because issuance will be contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the renewal period.

     We have other relationships with DaimlerChrysler to provide Web site services to Mercedes-Benz dealers and to provide data extraction and aggregation services. Our new agreement will increase the relative importance of DaimlerChrysler to us and may create increased credit risk.

OUTLOOK

     As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that would require near-term investment, including staff, management and infrastructure costs and may negatively impact near-term operating results. For example, we anticipate that our agreement with DaimlerChrysler will require increased staffing and infrastructure to accommodate the anticipated growth in our client base. We also may experience seasonality in our business in the future resulting in diminished revenues as a result of diminished demand for our services during seasonal periods that correspond to seasonal fluctuations in the automotive industry or to fluctuations in industry spending for Internet marketing services. Due to all or any of the foregoing factors, in some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially and adversely affected. See "--Risk Factors--Our quarterly results likely will fluctuate, which may subject the market price of our common stock to rapid and unpredictable change."

     Our continued growth and acquisitions of other businesses have placed and will continue to place a significant strain on our managerial, operational and financial resources. To manage our anticipated growth, we must continue to implement and improve our operational and financial systems and must expand, train and manage our employee base. We may not be able to manage the expansion of our operations effectively, and our systems, procedures or controls may not be adequate to support our operations. Any inability to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition. See "Risk Factors--Any failure to manage our growth effectively will adversely affect our business and results of operations."

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have not yet adopted SAB 101 and will be required to do so in the second quarter of 2000. We are currently determining what effects the application of SAB 101 may have on our revenue recognition and operating results.

     We have incurred net losses each year since we began operations. Excluding the gain on sale of YachtWorld we had a net loss of $3.4 million for the quarter ended March 31, 2000, which includes non-cash charges of $1.5 million in amortization of intangible assets and $290,000 in stock-based compensation. We intend to continue our investment in technology infrastructure development, marketing and promotion, product development and strategic relationships. As a result, we expect to continue to incur net losses and negative cash flows from operations at least through 2001. Our limited operating history makes it difficult to forecast further operating results. Although our net revenues have grown in recent quarters, we cannot be certain that net revenues will continue to increase or that they will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Revenues increased to $9.3 million for the three months ended March 31, 2000 from $2.5 million for the same period in 1999, an increase of $6.8 million, or 278.5%. Of the increase, $3.0 million, or 44.4% of the change, is attributable to revenues generated by PartsVoice and IntegraLink. The remaining 55.6% of the change is due to an increase in our client base and the sale of additional services to existing clients. The revenue increase is net of client attrition of 2.2% during the three months ended March 31, 2000 compared with a client attrition rate of 2.1% for the same period in 1999. Attrition rates were determined based on total dealer Web site clients as of March 31, 2000 and 1999, respectively. As of March 31, 2000 Cobalt was paid to manage and maintain Web sites for 5,637 dealer clients, compared to 3,460 at March 31, 1999.

     COST OF REVENUES. Cost of revenues increased to $1.8 million for the three months ended March 31, 2000 from $540,000 for the same period in 1999, an increase of $1.2 million or 228.7%. Of this increase, $819,000, or 66.3% of the change, is related to increased staffing required to accommodate our increased client base. PartsVoice accounts for $289,000, or 23.4% of the change, and $134,000, or 10.8%, is associated with the costs of equipment required to host the increased number of client Web sites. Cost of sales as a percentage of sales decreased to 19.1% for the quarter ended March 31, 2000 from 22.0% for same period in 1999. The increase in the product mix of higher-margin parts locating and hosting and maintenance services caused the decrease in cost of sales as a percentage of revenues.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, including sales commissions, travel expenses and promotional advertising and marketing costs. Sales and marketing expenses increased to $4.3 million for the three months ended March 31, 2000 from $1.7 million for the same period in 1999, an increase of $2.6 million, or 159.1%. Of this increase, $1.5 million, or 57.5% of the change, is due to increased sales and marketing personnel. Sales and marketing expenses associated with PartsVoice accounted for $386,000, or 14.7% of the change, and $284,000, or 10.8%, is attributable to an increase in commissions paid to sales personnel, which reflects approximately 500 dealer Web sites added in the first quarter of 2000 compared to approximately 200 dealer Web sites added for the same period in 1999.

     PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation for product development personnel and costs of related computer equipment. We expense product development costs as they are incurred. Our product development expenses increased to $1.3 million for the three months ended March 31, 2000 from $401,000 for the same period in 1999, an increase of $853,000, or 212.8%. Substantially all of the change is attributable to the increase in the number of our product development personnel and associated computer equipment costs resulting from increased emphasis on product development initiatives.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, facilities and fees for outside professional advisors. General and administrative expenses increased to $3.8 million for the three months ended March 31, 2000 from $1.8 million for the same period in 1999, an increase of $2.0 million, or 109.2%. Of this increase, $505,000, or 25.6% is due to Parts Voice, $414,000, or 21.0% is attributable to increased facilities costs for new company headquarters to accommodate additional personnel, including one-time expenses related to moving our corporate headquarters in the first quarter, and $363,000, or 18.4% is attributable to the increase in the number of staff and management personnel.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $1.5 million for the three months ended March 31, 2000 from $61,000 for the same period in 1999, an increase of $1.4 million. Of this increase, $1.3 million, or 89.3% of the change, is due to amortization of intangible assets and goodwill related to the PartsVoice acquisition on April 30, 1999. The remainder of the increase is attributable to amortization of intangible assets and goodwill related to the IntegraLink acquisition on January 14, 2000.

     STOCK-BASED COMPENSATION. Stock-based compensation decreased to $290,000 for the three months ended March 31, 2000 from $335,000 for the same period in 1999, a decrease of $45,000, or 13.4%. The decrease is due to use of an accelerated method of amortizing deferred compensation and cancellation of employee stock options due to employee terminations.

     NET INCOME AND LOSS. During the three months ended March 31, 2000 we sold the assets of our YachtWorld division and realized a gain of $6.4 million. Excluding the gain on sale of YachtWorld, our net loss for the three months ended March 31, 2000 was $3.4 million compared to a net loss of $2.3 million for the same period in 1999. Increased operating expenses described above, including the increase in non-cash charges of $1.4 million for goodwill amortization, offset the increase in revenues.

     EARNINGS PER SHARE. Basic earnings per share increased to $0.18 for the three months ended March 31, 2000 from a loss per share of $1.97 for the same period in 1999. Excluding the gain on sale of YachtWorld the basic and diluted loss per share was $0.20 for the three months ended March 31, 2000. This compares to pro forma loss per share of $0.22 for the same period in 1999. Pro forma loss per share is computed using the weighted-average number of common shares outstanding, including the pro forma effects of conversion of the Company's preferred stock on the date those shares were originally issued. The increase in earnings per share of $.02 is due to an increase in the number of weighted-average shares outstanding during the three months ended March 31, 2000 compared to the same period in 1999, offset by the increase in net loss.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000 our cash balance was $16.8 million, which is an increase of $2.6 million from our cash balance at December 31, 1999.

     Net cash used in operating activities was $1,088,000 for the three months ended March 31, 2000. Cash used in operating activities consisted primarily of net operating income adjusted for gain on sale of assets, non-cash charges, increase in accounts receivable and decrease in current liabilities, offset by a decrease in other assets and increase in deferred revenues.

     Net cash provided by investing activities was $3.5 million for the three months ended March 31, 2000. Cash provided by investing activities consisted of cash proceeds received from the sale of YachtWorld, offset by the investment in IntegraLink and purchase of capital assets.

     Net cash provided by financing activities was $190,000 for the three months ended March 31, 2000. Cash provided by financing activities consisted of proceeds from stock option exercises and employee stock purchase plan, offset by payments of capital leases and a software financing contract.

     We have made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. Over the last twelve months we have hired more than 130 employees, excluding the addition of PartsVoice and IntegraLink employees, and invested more than $4.3 million in capital assets. We expect to continue to increase staffing and invest in infrastructure to implement the DaimlerChrysler agreement and improve service to current clients.

     On April 12, 2000, we entered into a loan agreement with Charter Financial, Inc. Under terms of the agreement, we can borrow up to $2.5 million, secured by specified capital assets. To date, we have borrowed $1.2 million under terms of this facility. Amounts borrowed are due in equal installments over 36 months at an effective interest of approximately 13%. The agreement contains restrictive covenants, including provisions that require maintenance of insurance, impose limitations on changes in the Company's ownership, provide for prepayment penalties, and require maintenance of unrestricted cash balances of $7.0 million.

     While we do not currently generate sufficient cash to fully fund operations, we believe that the current cash balance and expected payments of notes receivable by Boats.com will be sufficient to meet our cash requirements for the next twelve months. It is possible that we will need to renegotiate the cash balance restriction associated with the Charter Financial loan or use cash to retire the loan. Depending on the investment required to sustain our rate of growth and the collectibility of the Boats.com note, we may require additional equity or debt financing to meet future working capital needs. We cannot provide assurance that such additional financing will be available or, if available, that such financing can be obtained on satisfactory terms.

RISK FACTORS

     In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors and the additional risk factors set forth in our Form 10-K under the heading "Business--Risk Factors."

     OUR LIMITED OPERATING HISTORY AND UNPROVEN, EVOLVING BUSINESS MODEL MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

     We began offering our services in November 1995. Accordingly, we have only a limited operating history and our business is in an early stage of development. We must achieve broad market acceptance of our service offerings and strategic initiatives for our business to succeed. Several of our newest service offerings, including our MotorPlace.com business-to-business portal, are not yet in full commercial release or have yet to be proven in the marketplace. You should evaluate the risks and challenges that an early stage company like ours will face in the rapidly changing and competitive environment of the Internet. We cannot assure you that our new and planned future offerings will be successful or that our broader business model, as it evolves, will succeed.

     WE HAVE RELIED ON ISSUANCES OF EQUITY SECURITIES AND BORROWINGS TO FINANCE OUR OPERATIONS AND MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS. ANY FAILURE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED OR ON SATISFACTORY TERMS COULD DAMAGE OUR BUSINESS AND PROSPECTS.

     We do not generate sufficient cash to fully fund operations. Although we believe that our cash reserves and cash flows from operations will be adequate to fund our operations at least through 2000, such sources may be inadequate. To date we have financed our operations principally through the issuance of equity securities, through the sale of corporate assets, and through borrowings, and expect that we may need to raise additional capital in the future to fund our ongoing operations. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced. Any difficulty in obtaining additional financial resources could force us to curtail our operations or prevent us from pursuing our growth strategy. Our future capital requirements depend on many factors, including, the rate at which we expand our operations to accommodate the launch of Web sites for DaimlerChrysler dealers, the extent to which we expand our MotorPlace.com business-to-business offerings, the extent to which we develop and upgrade our technology and data network infrastructure, the occurrence, timing, size and success of acquisitions, and the response of competitors to our service offerings.

     EXCESSIVE TURNOVER OF OUR DEALERSHIP CLIENTS COULD INCREASE OUR COSTS, DAMAGE OUR REPUTATION AND SLOW OUR GROWTH.

     Our service agreements with dealerships generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealership client turnover. During the quarter ended March 31, 2000, 124 Web site clients, or approximately 2.2% of our total Web site clients as of March 31, 2000, terminated use of our services. Our rate of dealership client turnover may fluctuate from period to period, and may exceed recent levels. Dealership client turnover may result from a variety of factors, including service interruptions, perceived conflicts of interest among our relationships with automobile manufacturers, and competitive service offerings. A material decrease in the number of dealerships purchasing our services could have a material adverse effect on our business, results of operations and financial condition.

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

     Our relationships with clients and strategic partners are frequently informal and are subject to frequent change. These changes are also often informal and we are in the process of implementing procedures and controls in this area. This practice of entering into verbal agreements and of modifying or terminating past agreements by verbal agreement has resulted, and may result in the future, in disputes regarding the existence, interpretation and circumstances regarding modification or termination of commercial contracts. If our relationships with clients or strategic partners evolve in an adverse manner, if we get into contractual disputes with clients or strategic partners or if any agreements with such persons are terminated, our business could suffer.

     We recently have hired a significant number of new employees, including key executives, and we will continue to add personnel to maintain our ability to grow in the future. Since March 2000, we have added a number of key managerial, technical and operations personnel, including our Executive Vice President and Chief Financial Officer, as well as our Executive Vice President of Sales and Account Services, Vice President of Human Resources, Vice President and General Manager of Parts Voice, Vice President and General Manager of IntegraLink and Vice President and General Manager, Detroit. We must integrate our key executives into a cohesive management team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We cannot guarantee that we will be able to do so successfully.

     To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. We will also need to expand, train and manage our growing employee base, particularly our finance, administrative and operations staff. Further, we must manage effectively our relationships with our dealer, dealer group and manufacturer clients other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer.

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

     - the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

     -    the rate and volume of additions to our client base;

     - our ability to continue to enhance, maintain and support our technology;

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

     We expect our business to experience seasonality, reflecting seasonal fluctuations in the automotive industry, Internet and commercial online service usage and advertising expenditures. In addition, because we only began operations in March 1995, and because the market for Internet services such as ours is new and evolving, it is very difficult to predict future financial results. Due partly to our obligations under our agreement with DaimlerChrysler, and to our development of MotorPlace.com, we plan to significantly increase our sales and marketing, technology and development and general and administrative expenses during the remainder of the year 2000. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall. If this were to occur, our results of operations could be significantly affected.

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

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

On January 14, 2000, Cobalt issued 85,000 shares of common stock to three individuals in connection with Cobalt's acquisition of IntegraLink, Inc. The issuances of common stock were made in reliance on the exemption from registration provided by Rule 506 of Regulation D under The Securities Act of 1933.

USE OF PROCEEDS

On August 4, 1999, Cobalt's Registration Statement on Form S-1, Registration No. 333-79483 (the "Registration Statement"), was declared effective by the SEC. The Registration Statement registered 5,559,615 shares of common stock to be offered and sold in Cobalt's initial public offering and in a direct sale to General Electric Capital Assurance Company.

As of March 31, 2000, Cobalt had realized and used the proceeds from its initial public offering as follows:


                                                                         (in thousands)
                  Proceeds from sale of 4,500,000 shares, less
                      underwriters' discounts of $3,465,000                 $  46,035
                  Proceeds from the direct sale to General
                      Electric Capital Assurance Company                        5,000
                  Expenses related to the initial public offering                (564)
                                                                            ----------
                  Total proceeds                                            $  50,471
                                                                            =========
                  Use of proceeds:
                  Repayment of PartsVoice acquisition notes                 $  23,000
                  Repayment of notes payable                                    3,600
                  Payment of preferred stock dividends to related



                    parties                                                     2,100
                  Payment of management fee to related party                      150
                  Acquisition of capital assets                                 2,696
                  Investment in IntegraLink                                     1,614
                  Working capital                                               8,016
                                                                            ---------
                  Use of proceeds                                           $  41,176
                                                                            =========



     The balance of proceeds have been invested in short-term (less than one year) investments.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this report:


3.1*       Amended and Restated Articles of Incorporation of The Cobalt Group, Inc.

3.2**      Bylaws of The Cobalt Group, Inc.

10.1***    Agreement and Plan of Merger dated January 14, 2000 between IL Acquisition Inc., The Cobalt Group, Inc., IntegraLink,
           Inc., Kevin Distelhorst, Philip Turner and Steven French.

10.2****   Asset Purchase Agreement dated January 25, 2000 between The Cobalt Group, Inc., and Boats.com, Inc.

10.3       Master Loan and Security Agreement No. 4414 dated April 12, 2000 between The Cobalt Group, Inc. and
           Charter Financial, Inc.

10.4       Rider to Master Loan and Security Agreement No. 4414 dated April 12, 2000 between The Cobalt Group, Inc.
           and Charter Financial, Inc.

27.1       Financial Data Schedule.


* Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on March 30, 2000.

** Incorporated by reference to the Registration Statement of Form S-1 (No. 333-79483) filed by the Registrant on May 27, 1999, as amended.

*** Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 1, 2000.

**** Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 14, 2000.

(b) Reports on Form 8-K

Current Report on Form 8-K dated January 14, 2000 and filed by the Registrant on February 1, 2000.

Current Report on Form 8-K dated January 26, 2000 and filed by the Registrant on February 14, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE COBALT GROUP, INC.

                             By:        /s/ DAVID S. SNYDER
                                ------------------------------------------
                                David S. Snyder,
                                Executive Vice President and
                                Chief Financial Officer

                             Date:   May 15, 2000
                                  ----------------------------------------