Form 10-Q
period 2000-06-30
COBALT GROUP INC
filed 2000-08-14
CIK 1036290

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED JUNE 30, 2000

                                       or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM
           TO

                         COMMISSION FILE NO. 000-26623

                            ------------------------

                             THE COBALT GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  WASHINGTON                                       91-1674947
       (State or other jurisdiction of                 (IRS Employer Identification No.)
        incorporation or organization)

 2200 FIRST AVENUE SOUTH, SEATTLE, WASHINGTON                        98134
   (Address of principal executive offices)                        (Zip Code)

                                 (206) 269-6363
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2000, 17,669,359 shares of the Company's common stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             THE COBALT GROUP, INC.
                           FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--Financial Information
  Item 1.--Financial Statements
    Consolidated Balance Sheets as of June 30, 2000 and
     December 31, 1999......................................         3
    Consolidated Statements of Operations for the Three and
     Six Months Ended June 30, 2000 and 1999................         4
    Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999...........................         5
    Condensed Notes to Consolidated Financial Statements....         6
  Item 2.--Management's Discussion and Analysis of Financial
    Condition and
    Results of Operations...................................        11
    Overview and Outlook....................................        11
    Results of Operations...................................        13
    Liquidity and Capital Resources.........................        16
  Item 3.--Quantitative and Qualitative Disclosures about
    Market Risk.............................................        17

PART II--Other Information
  Item 2.--Changes in Securities and Use of Proceeds........        18
  Item 4.--Submission of Matters to a Vote of Securities
    Holders.................................................        19
  Item 6.--Exhibits and Reports on Form 8-K.................        20
Signatures..................................................        21

ITEM 1.--FINANCIAL STATEMENTS

                             THE COBALT GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                           ASSETS
Current assets
  Cash and cash equivalents.................................   $ 12,530        $ 14,224
  Accounts receivable, net of allowance for doubtful
    accounts of $794 and $497, respectively.................      7,720           4,581
  Note receivable from Boats.com, Inc.......................      7,146              --
  Prepaid expenses and other current assets.................        972           2,225
                                                               --------        --------
                                                                 28,368          21,030
Capital assets, net.........................................      7,121           4,636
Intangible assets, net......................................     27,971          27,330
Other assets................................................      1,487           1,036
                                                               --------        --------
    Total assets............................................   $ 64,947        $ 54,032
                                                               ========        ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $  1,724        $  2,020
  Accrued liabilities.......................................      1,807           1,520
  Deferred revenue..........................................      3,195           2,456
  Deferred gain on sale of YachtWorld.......................      7,000              --
  Notes payable.............................................        258              --
  Software financing contract, current portion..............        777             362
  Capital asset financing, current portion..................      1,340             844
                                                               --------        --------
                                                                 16,101           7,202
                                                               --------        --------
Non-current liabilities
  Software financing contract, non-current portion..........        262              28
  Capital asset financing, non-current portion..............      1,302           1,217
                                                               --------        --------
                                                                  1,564           1,245
                                                               --------        --------
Shareholders' equity
  Preferred stock; $0.01 par value per share; 100,000,000
    shares authorized; 0 shares issued and outstanding
  Common stock; $0.01 par value per share; 200,000,000
    shares authorized; 17,563,942 and 16,855,431 issued and
    outstanding, respectively...............................        176             169
  Additional paid-in capital................................    106,336          89,957
  Deferred equity expenses..................................    (16,066)         (3,036)
  Notes receivable from shareholders........................       (144)           (144)
  Accumulated deficit.......................................    (43,020)        (41,361)
                                                               --------        --------
                                                                 47,282          45,585
                                                               --------        --------
    Total liabilities and shareholders' equity..............   $ 64,947        $ 54,032
                                                               ========        ========

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                       ------------------------   ------------------------
                                                          2000          1999         2000          1999
                                                       -----------   ----------   -----------   ----------
Gross revenues
  Web site design and hosting........................  $     7,373   $    2,949   $    13,163   $    5,048
  Data extraction and aggregation services...........        3,139        1,800         6,171        1,800
  Other services.....................................          476          660           938        1,014
                                                       -----------   ----------   -----------   ----------
  Total gross revenues...............................       10,988        5,409        20,272        7,862
  Less: Amortization of non-cash equity discounts....           14           --            14           --
                                                       -----------   ----------   -----------   ----------
    Net revenues.....................................       10,974        5,409        20,258        7,862
Cost of revenues, exclusive of stock-based
  compensation of $5, $32, $29 and $46,
  respectively.......................................        2,192        1,097         3,967        1,637
                                                       -----------   ----------   -----------   ----------
  Gross profit.......................................        8,782        4,312        16,291        6,225
Operating expenses
  Sales and marketing, exclusive of stock-based
    compensation of $74, $155, $142 and $273,
    respectively.....................................        5,172        2,449         9,448        4,099
  Product development, exclusive of stock-based
    compensation of $42, $150, $88 and $245,
    respectively.....................................        1,682          601         2,936        1,002
  General and administrative, exclusive of
    stock-based compensation of $129, $658, $281 and
    $766, respectively...............................        5,020        2,685         8,803        4,493
  Amortization of intangible assets..................        1,584          924         3,092          986
  Stock-based compensation...........................          250          995           540        1,330
                                                       -----------   ----------   -----------   ----------
    Total operating expenses.........................       13,708        7,654        24,819       11,910
                                                       -----------   ----------   -----------   ----------
Loss from operations.................................       (4,926)      (3,342)       (8,528)      (5,685)
Interest expense.....................................         (151)        (503)         (219)        (552)
Interest income......................................          381           36           698           93
Gain on sale of YachtWorld...........................           --           --         6,446           --
Other income, net....................................           10           --           (56)          --
                                                       -----------   ----------   -----------   ----------
  Net loss...........................................  $    (4,686)  $   (3,809)  $    (1,659)  $   (6,144)
                                                       ===========   ==========   ===========   ==========
Net loss available to common shareholders............  $    (4,686)  $   (4,457)  $    (1,659)  $   (7,383)
                                                       ===========   ==========   ===========   ==========
Basic and diluted net loss per share.................  $     (0.27)  $    (2.32)  $     (0.10)  $    (4.33)
                                                       ===========   ==========   ===========   ==========
Weighted-average shares outstanding..................   17,430,769    1,920,262    17,254,883    1,703,204
                                                       ===========   ==========   ===========   ==========

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(1,659)   $(6,144)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of deferred equity expenses................      554      1,331
    Depreciation and amortization...........................    4,294      1,468
    Gain on sale of YachtWorld..............................   (6,446)        --
    Net loss on disposition of assets.......................       64          7
    Changes in:
      Accounts receivable...................................   (3,399)    (1,741)
      Other assets..........................................      802       (971)
      Accounts payable and accrued liabilities..............      878      1,204
      Deferred revenues.....................................      954        362
                                                              -------    -------
        Net cash used in operating activities...............   (3,959)    (4,484)
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets.............................   (3,824)      (205)
  Proceeds from sale of fixed assets........................       24         --
  Proceeds from sale of short term investment...............       --        983
  Investment in PartsVoice..................................       --     (3,281)
  Investment in IntegraLink.................................   (1,614)        --
  Proceeds from sale of YachtWorld..........................    6,674
                                                              -------    -------
    Net cash provided by (used in) investing activities.....    1,260     (2,503)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from lease financing transactions................    1,170         --
  Proceeds from exercise of stock options...................      431        140
  Proceeds from line of credit..............................       --      1,600
  Payment of capital asset financing obligations and
    software financing contract.............................     (771)      (249)
  Proceeds from employee stock purchase plan................      175         --
  Proceeds from sale of preferred stock.....................       --        100
  Prepayment of initial public offering expenses............       --       (297)
                                                              -------    -------
Net cash provided by financing activities...................    1,005      1,294
                                                              -------    -------
Net change in cash and cash equivalents.....................   (1,694)    (5,693)
Cash and cash equivalents, beginning of period..............   14,224      5,756
                                                              -------    -------
Cash and cash equivalents, end of period....................  $12,530    $    63
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. NATURE OF THE BUSINESS

    The Cobalt Group, Inc. (the "Company") is a provider of Internet marketing and data aggregation services to individual franchised automobile dealerships, multi-franchise automobile dealer groups and automobile manufacturers in the United States. The Company enables its clients to develop and implement e-business strategies and to capitalize on the increasing use of the Internet by consumers to research, evaluate and buy new and pre-owned vehicles, parts and accessories and automotive-related services such as financing and insurance. The Company's current service offerings include comprehensive Web site design, development and management; application services; data extraction, aggregation and management; Internet advertising and promotion; and Internet training and support.

    During 1999 the Company maintained YachtWorld.com, a marine Web site, which contains photo listings of yachts for sale, as well as other marine-related information. On January 25, 2000 the Company sold assets related to YachtWorld.

    The accompanying unaudited financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of future financial results.

    Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 1999 included in our annual report on Form 10-K, SEC File No. 000-26623.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") issued EITF 00-2 "Accounting for Website Development Costs." This statement requires the capitalization and expensing of defined costs incurred during the development of a Web site for the Company's own use. Costs incurred during the planning stage should be expensed; the costs incurred for activities during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. Costs incurred to create the initial graphics for the Web site would be capitalized and that any subsequent updates would be expensed as incurred. The Company has adopted this statement and does not expect it to have a material impact on the Company's results of operations, financial position or cash flows.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101
("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC has issued amendments to SAB 101 to defer the effective date of implementation for three quarters with earlier application encouraged. The Company has not yet adopted SAB 101 and will be required to do so in the fourth quarter of 2000. The Company is evaluating its revenue recognition policies for Web site set-up and design fees for compliance with the interpretation of generally accepted accounting principles currently set forth in SAB 101. The Web site set-up and design revenues currently comprise

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) approximately 15% of the Company's revenues. It is not expected that implementation of SAB 101 will have a material effect, if any, on the Company's results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. Adoption of FAS 133 is required for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company adopted FAS 133 on January 1, 1999.

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

    The Company accounted for the IntegraLink acquisition using the purchase method of accounting. The aggregate purchase price of $3.7 million was allocated to the net assets acquired, based on their respective fair values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets as follows:

                                                     USEFUL LIVES   INTANGIBLE ASSET
                                                     ------------   ----------------
                                                       (YEARS)       (IN THOUSANDS)
Goodwill...........................................       4              $  624
Customer Lists.....................................       3                 390
Existing Technology................................       5               2,060
Workforce..........................................       3                 660
                                                          --             ------
                                                                         $3,734
                                                                         ======

    The historical operations of IntegraLink are not material to the Company's financial position or results of operations, therefore, pro forma financial statements have not been presented.

4. SALE OF YACHTWORLD

    On January 25, 2000 the Company sold the assets related to YachtWorld to Boats.com, Inc. for a total of $14.0 million, with cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note bears interest at 8.0% and is due in three installments during 2000. The first installment of $3.5 million was received on March 27, 2000. The Company also received warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share. The Company did not allocate value to these warrants due to lack of liquidity in Boats.com common stock. In addition, the Company received the right to appoint a representative to Boats.com's board of directors until the note is paid in full. Revenues for YachtWorld were $602,000, $185,000 and $80,000 for the years ended

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

4. SALE OF YACHTWORLD (CONTINUED)
December 31, 1999, 1998 and 1997, respectively. The following assets and liabilities were sold in the transaction:

Accounts receivable.........................................  $114,000
Capital assets..............................................    50,000
Accounts payable............................................    47,000
Deferred revenue............................................   215,000
Other accrued liabilities...................................     1,000

    In addition, expenses associated with the transaction were $653,000, resulting in a net gain of $13.4 million. As of June 30, 2000 the Company has recognized $6.4 million of that gain. Terms of the agreement require additional cash payments of $7 million, plus interest, with equal installments due on September 30, 2000 and December 31, 2000. Because of the risk associated with the collection of these payments, the Company has deferred that portion of the gain, which is presented on the balance sheet as deferred gain on sale of YachtWorld.

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

    The following summarizes the unaudited pro forma results of operations for the three and six months ended June 30, 1999, on a combined basis, as if the Company's acquisition of PartsVoice occurred on January 1, 1999, after including the impact of certain adjustments, such as amortization of goodwill and interest on acquisition indebtedness:

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30, 1999       JUNE 30, 1999
                                              ------------------   ----------------
Revenues....................................      $6,288,000         $11,297,000
Net loss....................................       3,908,000           6,855,000
Basic net loss per share....................           (2.04)              (4.03)

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

5. ACQUISITION OF PARTSVOICE (CONTINUED)
    The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

6. NET LOSS PER SHARE

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated:

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                              ------------------------   ------------------------
                                                 2000          1999         2000          1999
                                              -----------   ----------   -----------   ----------
                                                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Numerator:
  Net loss..................................  $    (4,686)  $   (3,809)  $    (1,659)  $   (6,144)
  Dividends on mandatorily redeemable
    convertible preferred stock.............           --         (641)           --       (1,225)
  Accretion of mandatorily redeemable
    convertible preferred stock.............           --           (7)           --          (14)
                                              -----------   ----------   -----------   ----------
  Net loss available to common
    shareholders............................  $    (4,686)  $   (4,457)  $    (1,659)  $   (7,383)
                                              ===========   ==========   ===========   ==========

Denominator:
  Weighted-average shares outstanding--basic
    and diluted.............................   17,430,769    1,920,262    17,254,883    1,703,204
                                              ===========   ==========   ===========   ==========

    Since the Company incurred losses for all periods presented, 2,750,474 stock options and 2,308,307 warrants outstanding as of June 30, 2000 were excluded from the weighted-average shares calculation due to their antidilutive effect.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest during the six months ended June 30, 2000 and 1999 was $219,000 and $552,000, respectively.

    During the six months ended June 30, 2000 and 1999, the Company purchased capital assets under capital asset financing and a software financing contract totalling $1,170,000 and $1,863,000, respectively.

8. FINANCING AGREEMENTS

    On June 26, 2000 the Company entered into a securities purchase agreement with Warburg, Pincus Equity Partners, L.P., Riverside Partnership, Third Point Partners L.P., Third Point Offshore Fund Ltd., and Points West International Investments Ltd. (the "Investors"). The agreement provides the Company an option to sell up to an aggregate of 2,187,289 shares of common stock to the Investors at a per share price of $6.86 at any time between September 14, 2000 and November 13, 2000. As

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

8. FINANCING AGREEMENTS (CONTINUED)
consideration for the option, the Company issued to the Investors warrants to purchase 693,983 shares at an exercise price of $6.86 per share. The warrants are fully vested and expire on June 26, 2005.

    On April 12, 2000, the Company entered into a loan agreement with Charter Financial, Inc. Under the terms of the agreement, the Company can borrow up to $2.5 million, collateralized by specified capital assets. To date, the Company has borrowed $1.2 million under terms of this facility. Amounts borrowed are due in equal installments over 36 months at an effective interest rate of approximately 13%. The agreement contains restrictive covenants, including provisions that require maintenance of insurance, impose limitations on changes in the Company's ownership, provide for prepayment penalties, and require maintenance of unrestricted cash balances of $7.0 million.

9. DAIMLERCHRYSLER SERVICE AGREEMENT

    On May 1, 2000 the Company entered into an agreement with DaimlerChrysler Corporation to provide Web site design, hosting and maintenance services to its Chrysler, Dodge and Jeep Five-Star dealers. The initial term of the agreement is through December 31, 2002, with an option to renew through December 31, 2005. DaimlerChrysler is obligated to pay minimum annual revenues to the Company during the initial term of the agreement. In connection with the agreement, the Company issued 258,164 shares of its common stock to DaimlerChrysler. The Company also issued warrants to purchase 688,437 and 516,328 shares of its common stock at $10.03 and $12.53 per share, respectively. A third warrant to purchase 249,559 shares at $15.04 per share is contingent upon DaimlerChrysler's exercise of its option to renew the agreement. The three warrants are fully vested and become exercisable on May 1 of 2003, 2004 and 2005, respectively.

    Non-cash charges related to the common stock and warrants issued in connection with the DaimlerChrysler agreement total $14.6 million. Of the total value, $6.7 million was attributed to the warrant to purchase 688,437 shares, which expires on May 1, 2008. The valuation was determined using the Black-Scholes option pricing model with the following assumptions: 88% volatility, expected life of eight years, risk free rate of return of 6.55% and a fair market value of $11.44. The second warrant of 516,328 shares, expiring on May 1, 2009, was valued at $5.0 million, also using the Black-Scholes option pricing model. The assumptions used were as follows: 88% volatility, expected life of nine years, risk free rate of return of 6.29% and a fair market value of $11.44. The remaining $2.9 million in value was attributable to 258,164 shares of common stock issued to DaimlerChrysler.

    The total valuation will be amortized ratably with revenues recognized over the initial period of the agreement. The amortization will be reflected on the statement of operations as a sales discount. This valuation does not attribute value to the third warrant because issuance will be contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the three year renewal period. This warrant expires on May 1, 2010.

ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT, AS AMENDED, THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. YOU SHOULD READ THE CAUTIONARY STATEMENTS MADE IN THIS REPORT AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS.

OVERVIEW AND OUTLOOK

OVERVIEW

    We derive our revenues from fees charged to our network of automobile dealership, dealer group and manufacturer clients. These network products and services include Web site design and hosting services, data extraction and aggregation services, and other services such as dealer training and placement of advertisements. Revenues from Web site hosting and data extraction services are recognized ratably over the applicable service period. Revenues from design and custom development are recognized based on completion and delivery of services or products as outlined in the applicable service agreement or contract. In certain cases, if projects require significant modification or customization, revenues are recognized on a percentage-of-completion basis based on the total project costs to be incurred. The majority of our services are sold to clients under short-term service agreements with an initial term of three to twelve months and month-to-month thereafter.

    Net revenues are reported after amortization of non-cash equity discounts related to the DaimlerChrysler agreement. The warrants and common stock issued in connection with that agreement are valued at $14.6 million and are being amortized over the initial term of the agreement. The discount will be fully amortized by the end of 2002. As a result, we expect that net revenues will increase at a significantly slower rate than gross revenues.

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

ACQUISITIONS AND DISPOSITIONS

    In April 1999 we acquired PartsVoice, LLC, an Oregon limited liability company, whose principal business is vehicle parts data acquisition and management services. The purchase price, including transaction expenses, was $30.7 million, of which $26.3 million was paid in cash and $4.4 million was paid by issuance of preferred stock and warrants. The PartsVoice acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets. The consolidated results of operations include PartsVoice for the period May 1, 1999 to June 30, 2000.

    In January 2000 we purchased IntegraLink, which enhanced our data extraction capabilities and provided new access to additional clients. At closing we paid purchase consideration and expenses of $1.6 million in cash, promissory notes in the principal amount of $250,000 due January 14, 2001, and

85,000 shares of the Company's common stock valued at $22.00 per share, for a total purchase price of $3.7 million. The IntegraLink acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets.

    In January 2000 we sold the assets related to YachtWorld to Boats.com, Inc. The sale provides capital for future growth and operations of our core business. The assets were sold for cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note bears interest at 8.0% and is due in three installments during 2000. The first installment of $3.5 million was paid on March 27, 2000. We also received warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share.

    In connection with the sale of YachtWorld, we have recorded a gain of $6.4 million through June 30, 2000. Terms of the agreement require additional cash payments of $7 million, plus interest, with equal installments due on September 30, 2000 and December 31, 2000. Because of the risk associated with the collection of these payments, the Company has deferred that portion of the gain, which is presented on the balance sheet as deferred gain on sale of YachtWorld.

DAIMLERCHRYSLER

    On May 1, 2000 the Company entered into an agreement with DaimlerChrysler Corporation to provide Web site design, hosting and maintenance services to its Chrysler, Dodge and Jeep Five-Star dealers. The initial term of the agreement is through December 31, 2002, with an option to renew through December 31, 2005. DaimlerChrysler is obligated to pay minimum annual revenues to the Company during the initial term of the agreement. In connection with the agreement, the Company issued 258,164 shares of its common stock to DaimlerChrysler. The Company also issued warrants to purchase 688,437 and 516,328 shares of its common stock at $10.03 and $12.53 per share, respectively. A third warrant to purchase 249,559 shares at $15.04 per share will be contingent upon DaimlerChrysler's exercise of its option to renew the agreement.

    Non-cash charges related to the common stock and warrants issued in connection with the DaimlerChrysler agreement total $14.6 million. This amount will be amortized ratably with revenues recognized over the initial period of the agreement. The amortization will be reflected on the income statement as a non-cash sales discount. This valuation does not attribute value to the third warrant because issuance will be contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the renewal period.

    We have other relationships with DaimlerChrysler to provide Web site services to Mercedes-Benz dealers and to provide data extraction and aggregation services to Chrysler dealers. Our new agreement will increase the relative importance of DaimlerChrysler to us and may create increased credit risk.

OUTLOOK

    We continue to anticipate revenue growth from new dealer Web sites and additional sales to current dealer clients. These additional revenues may come from individual dealer sales or as a result of manufacturer endorsements. The size and timing of these endorsements may cause variations in our revenue growth rates. For example, we anticipate adding significant numbers of new sites in the remaining six months of the year due to the DaimlerChrysler agreement. However, the project has currently been delayed by approximately two months and further delays could impact the number of new sites, as well as revenue growth, in the latter half of 2000.

    As we continue to expand our client base and make planned improvements to our core Web site technology platform, we expect to leverage our production, maintenance and service delivery platform, which may maintain or improve our gross margin. However, some strategic new services may have lower margins than our current service offerings as a result of both cash and non-cash costs. Further, we continue to experience increasing demand for custom design and development projects, which carry higher costs. As we respond to the customer demand for these services our gross margin may decline.

    As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that require near-term investment, including staff, management and infrastructure costs and may negatively impact near-term operating results. For example, we anticipate that our agreement with DaimlerChrysler will require increased staffing and infrastructure to accommodate anticipated growth in our client base as well as expanded service offerings. We also may experience seasonality in our business in the future resulting in diminished revenues as a result of diminished demand for our services during seasonal periods that correspond to seasonal fluctuations in the automotive industry or fluctuations in industry spending for our services. Due to all or any of the foregoing factors, in some future quarter our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially and adversely affected.

    Over upcoming quarters we anticipate making significant investments in internally developed software related to development of our core Web site technology platform. Portions of these costs will be capitalized according to the American Institute of Certified Public Accountants Statement of Position 98-1. The statement provides that certain costs associated with the development of software for internal use should be capitalized, including both internal and external costs, in the installation, coding and testing phases. However, costs related to the discovery phase, as well as the transfer of data to new software are not capitalized and will be expensed as incurred. We anticipate the capitalized portion of the project will be amortized over a three-year period upon completion of the project. The amortization of these costs may have a material effect on future operating results. As of June 30, 2000, we were in the discovery phase of this project and have not capitalized any related costs.

    We have incurred net losses each year since we began operations. Excluding the gain on sale of YachtWorld we had a net loss of $8.1 million for the six months ended June 30, 2000, which includes non-cash charges of $3.1 million in amortization of intangible assets and $540,000 in stock-based compensation. We intend to continue our investment in technology infrastructure development, marketing and promotion, product development and strategic relationships. As a result, we expect to continue to incur net losses from operations at least through 2001. Our limited operating history makes it difficult to forecast further operating results. Although our net revenues have grown in recent quarters, we cannot be certain that net revenues will continue to increase or that they will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    REVENUES. Gross revenues increased to $11.0 million for the three months ended June 30, 2000 from $5.4 million for the same period in 1999, an increase of $5.6 million, or 103%. Of the increase, $4.4 million, or 79% of the change, is attributable to revenues generated by Web site design and hosting services and is due to the increase in our client base and the sale of additional services to existing clients. The increase in our client base is net of client attrition of 4.1% during the three months ended June 30, 2000 compared with a client attrition rate of 2.6% for the same period in 1999. Attrition rates were determined based on total dealer Web site clients as of June 30, 2000 and 1999, respectively. As of June 30, 2000 Cobalt was paid to manage and maintain Web sites for 5,894 dealer clients, compared to 3,699 at June 30, 1999.

    Revenues from data extraction and aggregation services increased by $1.3 million, accounting for 24% of the gross revenue increase. The increase in these services is primarily attributable to the acquisitions of PartsVoice and IntegraLink on April 30, 1999 and January 14, 2000, respectively. Revenues from other services decreased by $184,000 due to decreased placements of Internet advertising.

    In the three months ending June 30, 2000 we began to amortize non-cash equity charges for common stock and warrants issued in connection with the May 1, 2000 DaimlerChrysler services agreement. The amount reported for the three months ended June 30, 2000 was $14,000. This amortization is reported as a non-cash equity discount to gross revenue, and the total of $14.6 million will be amortized ratably with revenue over the initial term of the agreement, which expires on December 31, 2002. We expect these amortization amounts to increase substantially over the next two to three quarters as the DaimlerChrysler launch continues and corresponding revenues increase.

    COST OF REVENUES. Cost of revenues, excluding stock-based compensation, increased to $2.2 million for the three months ended June 30, 2000 from $1.1 million for the same period in 1999, an increase of $1.1 million or 100%. Of this increase, $953,000, or 87% of the change, is related to increased staffing required to accommodate our increased client base. Excluding stock-based compensation, cost of revenues as a percentage of gross revenues decreased to 19.9% for the quarter ended June 30, 2000 from 20.3% for same period in 1999. The increase in revenues from higher-margin parts locating and hosting and maintenance services relative to gross revenue caused the decrease in cost of revenues as a percentage of gross revenues.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, including sales commissions, travel expenses and promotional advertising and marketing costs. Sales and marketing expenses, exclusive of stock-based compensation, increased to $5.2 million for the three months ended June 30, 2000 from $2.4 million for the same period in 1999, an increase of $2.8 million, or 111%. Of the increase, $1.8 million, or 67% of the change, is caused by increased personnel and related costs to support our increased client base. Increased commission expense accounts for $426,000, or 16% of the change. The increase is primarily due to new product and bundle offerings, resulting in increased average commissions per new Web site and enhancement sales to current clients.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation for product development personnel and outside consulting costs. We expense product development costs as they are incurred. Excluding stock-based compensation costs, our product development expenses increased to $1.7 million for the three months ended June 30, 2000 from $601,000 for the same period in 1999, an increase of $1.1 million, or 180%. Of this increase, $632,000, or 58% of the change, is related to increased personnel devoted to product development initiatives. An additional $217,000, or 20% of the change, is attributable to outside consulting services used to assist in product development efforts. We anticipate further substantial increases in product development costs, net of costs expected to be capitalized, over the next six months as we continue to place emphasis on product development efforts and the development of our core Web site technology platform.

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, facilities and fees for outside professional advisors. General and administrative expenses, excluding stock-based compensation, increased to $5.0 million for the three months ended June 30, 2000 from $2.7 million for the same period in 1999, an increase of $2.3 million, or 87%. Of this increase, $513,000, or 22% of the change, is due to increased personnel costs to support business growth, $406,000, or 17% of the change, is due to the acquisition of PartsVoice, and $385,000, or 17% of the change, is attributable to increased facilities costs associated with our new corporate headquarters.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $1.6 million for the three months ended June 30, 2000 from $924,000 for the same period in 1999, an increase of

$660,000, or 71%. Of this increase, $431,000, or 65% of the change, is due to amortization of intangible assets and goodwill related to the acquisition of PartsVoice on April 30, 1999. The remainder of the increase is attributable to amortization of intangible assets and goodwill related to the acquisition of IntegraLink on January 14, 2000.

    STOCK-BASED COMPENSATION. Stock-based compensation decreased to $250,000 for the three months ended June 30, 2000 from $995,000 for the same period in 1999, a decrease of $745,000, or 75%. The decrease is due to the use of an accelerated method of amortizing deferred compensation and to cancellation of employee stock options in connection with employee terminations.

    NET LOSS. During the three months ended June 30, 2000 net loss increased to $4.7 million from $3.8 million for the same period of 1999. Increases in sales and marketing, product development and general and administrative costs offset the decrease in non-cash amortization and stock amortization charges as well as the increase in revenues.

    LOSS PER SHARE. Basic and diluted loss per share decreased to $0.27 for the three months ended June 30, 2000 from a loss per share of $2.32 for the same period in 1999. The increase in earnings per share of $2.05 is due to an increase in the number of weighted-average shares outstanding during the three months ended June 30, 2000 compared to the same period in 1999, offset by the increase in net loss available to common shareholders.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    REVENUES. Gross revenues increased to $20.3 million for the six months ended June 30, 2000 from $7.9 million for the same period in 1999, an increase of $12.4 million, or 158%. Of the increase, $8.1 million, or 65% of the change, is attributable to revenues generated by Web site design and hosting services and is due to the increase in our client base and the sale of additional services to existing clients. The increase in our client base is net of client attrition of 6.2% during the six months ended June 30, 2000 compared with a client attrition rate of 4.5% for the same period in 1999. Attrition rates were determined based on total dealer Web site clients as of June 30, 2000 and 1999, respectively.

    Revenues from data extraction and aggregation services increased by $4.4 million, accounting for 35% of the gross revenue increase. The increase in these services is primarily attributable to the acquisitions of PartsVoice and IntegraLink on April 30, 1999 and January 14, 2000, respectively. Revenues from other services decreased by $76,000 due to decreased placements of internet advertising.

    Non-cash equity discounts for the six months ended June 30, 2000 totaled $14,000, resulting in net revenues of $20.3 million. The non-cash equity discounts are a result of stock and warrants issued in connection with the DaimlerChrysler services agreement.

    COST OF REVENUES. Cost of revenues, excluding stock-based compensation, increased to $4.0 million for the six months ended June 30, 2000 from $1.6 million for the same period in 1999, an increase of $2.3 million or 142%. Of this increase, $1.8 million, or 76% of the change, is related to increased staffing required to accommodate our increased client base, $340,000, or 15% of the change, is due to PartsVoice, and $295,000, or 13%, is associated with the costs of equipment required to host the increased number of client Web sites. Excluding stock-based compensation, cost of revenues as a percentage of gross revenues decreased to 19.6% for the quarter ended June 30, 2000 from 20.8% for same period in 1999. The increase in the product mix of higher-margin parts locating and hosting and maintenance services caused the decrease in cost of sales as a percentage of revenues.

    SALES AND MARKETING. Sales and marketing expenses, excluding stock-based compensation, increased to $9.4 million for the six months ended June 30, 2000 from $4.1 million for the same period in 1999, an increase of $5.3 million, or 130%. Of this increase, $3.3 million, or 62% of the change, is due to increased sales and marketing personnel. Increased commissions paid to sales and marketing personnel accounted for $710,000, or 13% of the change. The increase in commissions paid reflects approximately 720 dealer Web sites added in the first six months of 2000 compared to approximately 430 dealer Web sites added for the same period in 1999. In addition, new product and bundle offerings have resulted in increased average commissions per new Web site and increased enhancement sales to current clients.

    PRODUCT DEVELOPMENT. We expense product development costs as they are incurred. Excluding stock-based compensation, product development expenses increased to $2.9 million for the six months ended June 30, 2000 from $1.0 million for the same period in 1999, an increase of $1.9 million, or 193%. Of this increase, $1.3 million, or 66% of the change, is attributable to the increase in the number of product development personnel, while $250,000, or 13%, is due to product development efforts at PartsVoice.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding stock-based compensation, increased to $8.8 million for the six months ended June 30, 2000 from $4.5 million for the same period in 1999, an increase of $4.3 million, or 96%. Of this increase, $910,000, or 21%, is due to PartsVoice, $876,000, or 20%, is attributable to increased staff and management personnel, and $799,000, or 19%, is due to increased facilities costs for new company headquarters to accommodate additional personnel, including one-time expenses related to moving our corporate headquarters in the first quarter of the year.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $3.1 million for the six months ended June 30, 2000 from $986,000 for the same period in 1999, an increase of $2.1 million or 214%. Of this increase, $1.7 million, or 82% of the change, is due to amortization of intangible assets and goodwill related to the acquisition of PartsVoice on April 30, 1999. The remainder of the increase is attributable to amortization of intangible assets and goodwill related to the acquisition of IntegraLink on January 14, 2000.

    STOCK-BASED COMPENSATION. Stock-based compensation decreased to $540,000 for the six months ended June 30, 2000 from $1.3 million for the same period in 1999, a decrease of $790,000, or 59%. The decrease is due to the use of an accelerated method of amortizing deferred compensation and to cancellation of employee stock options in connection with employee terminations.

    NET LOSS. During the six months ended June 30, 2000 we sold the assets related to YachtWorld and realized a gain of $6.4 million. Excluding the gain on sale of YachtWorld, our net loss for the six months ended June 30, 2000 was $8.1 million compared to a net loss of $6.1 million for the same period in 1999. Increased operating expenses described above, including the increase in non-cash charges of $2.1 million for goodwill amortization, offset the increase in revenues.

    LOSS PER SHARE. Basic and diluted loss per share increased to $0.10 for the six months ended June 30, 2000 from a loss per share of $4.33 for the same period in 1999. Excluding the gain on sale of YachtWorld the basic and diluted loss per share was $0.47 for the six months ended June 30, 2000. The increase in earnings per share of $3.86 is due to an increase in the number of weighted-average shares outstanding during the six months ended June 30, 2000 compared to the same period in 1999, offset by the increase in net loss.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000 our cash balance was $12.5 million, which reflects a decrease of $1.7 million from our cash balance at December 31, 1999.

    Net cash used in operating activities was $4.0 million for the six months ended June 30, 2000. Cash used in operating activities consisted primarily of net operating loss adjusted for gain on sale of

YachtWorld assets, non-cash charges, and an increase in accounts receivable. These items were offset by a decrease in other assets and increases in current liabilities and deferred revenue.

    Net cash provided by investing activities was $1.3 million for the six months ended June 30, 2000. Cash provided by investing activities consisted of cash proceeds received from the sale of YachtWorld, offset by the investment in IntegraLink and purchase of capital assets.

    Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2000. Cash provided by financing activities consisted of proceeds from a loan agreement with Charter Financial, Inc., as well as stock option exercises and employee stock purchase plan, offset by payments of capital asset financing obligations and a software financing contract.

    On June 26, 2000 we entered into a securities purchase agreement with Warburg, Pincus Equity Partners, L.P., Riverside Partnership, Third Point Partners L.P., Third Point Offshore Fund Ltd., and Points West International Investments Ltd. The agreement provides us an option to sell up to an aggregate of 2,187,289 shares of common stock to Warburg, Pincus Equity Partners, L.P., Riverside Partnership, Third Point Partners L.P., Third Point Offshore
Fund Ltd., and Points West International Investments Ltd. at a per share price of $6.86 at any time between September 14, 2000 and November 13, 2000. As consideration for the option, we issued these parties warrants to purchase 693,983 shares at an exercise price of $6.86 per share.

    We have made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. Over the last twelve months we have hired more than 170 employees, excluding the addition of IntegraLink employees, and invested more than $5.9 million in capital assets.

    We expect to continue to increase staffing and invest in infrastructure to implement the new DaimlerChrysler operating agreement and improve service to current clients. In addition, we anticipate investing substantial resources to continue development of the core technology that supports our Web site business and to open a new office in Detroit. These investments will include staffing as well as capital purchases.

    We do not currently generate sufficient cash to fully fund operations and the planned investments in infrastructure. Further, we expect to repay the Charter Financial loan facility with current sources of working capital or alternative financing. However, we believe that the current cash balance, the scheduled payments of the Boats.com note receivable, and our exercise of the Warburg Pincus $15.0 million put option will be sufficient to meet our cash requirements for the next twelve months.

    If the investment required to sustain our planned growth is greater than anticipated or if Boats.com is unable to repay its note, we may require additional equity or debt financing to meet future working capital needs. We cannot provide assurance that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.

ITEM 3.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Substantially all of our cash equivalents and marketable securities are at fixed interest rates, and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of our cash equivalents and marketable securities mature within one year. As a result, we believe that the market risk arising from our holding of these financial instruments is minimal. In addition, all of our current clients pay in U.S. dollars and, consequently, our foreign currency exchange rate risk is immaterial. We do not engage in hedging transactions. We currently hold one derivative instrument which is settled through the issuance of our common stock as described in Note 8 on page 9.

PART II--OTHER INFORMATION

ITEM 2.--CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

    On May 1, 2000 Cobalt issued 258,164 shares of common stock to DaimlerChrysler in connection with DaimlerChrysler's execution, delivery, and performance of the services agreement described at Note 9 on page 10 and at Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 11 and 12. This transaction involved a sale of securities to one accredited investor and was exempt from registration under the Securities Act pursuant to Sections 4(2) and 4(6) thereof and Rule 506 of Regulation D thereunder.

    On June 26, 2000 the Company entered into a securities purchase agreement with Warburg, Pincus Equity Partners, L.P., Riverside Partnership, Third Point Partners L.P., Third Point Offshore Fund Ltd., and Points West International Investments Ltd. The agreement provides the Company a right to sell up to an aggregate of 2,187,289 shares of common stock to the investors at a price of $6.86 per share at any time between September 14, 2000 and November 13, 2000. As consideration for the option, the Company issued to the investors warrants to purchase 693,983 shares of common stock at an exercise price of $6.86 per share. The warrants are fully vested and expire on June 26, 2005. This transaction did not involve a public offering and was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

USE OF PROCEEDS

    On August 4, 1999, Cobalt's Registration Statement on Form S-1, Registration No. 333-79483 (the "Registration Statement"), was declared effective by the SEC. The Registration Statement registered 5,559,615 shares of common stock to be offered and sold in Cobalt's initial public offering and in a direct sale to General Electric Capital Assurance Company.

    As of June 30, 2000, Cobalt had realized and used the proceeds from its initial public offering as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Proceeds from sale of 4,500,000 shares, less underwriters'
  discounts of $3,465,000...................................     $46,035
Proceeds from the direct sale to General Electric Capital
  Assurance Company.........................................       5,000
Expenses related to the initial public offering.............        (564)
                                                                 -------
Total proceeds..............................................     $50,471
                                                                 =======
Use of proceeds:
Repayment of PartsVoice acquisition notes...................     $23,000
Repayment of notes payable..................................       3,600
Payment of preferred stock dividends to related parties.....       2,100
Payment of management fee to related party..................         150
Acquisition of capital assets...............................       4,927
Investment in IntegraLink...................................       1,614
Working capital.............................................      11,342
                                                                 -------
Use of proceeds.............................................     $46,733
                                                                 =======

    The balance of proceeds have been invested in short-term (less than one year) investments.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on May 23, 2000. The following proposals were introduced and approved:

    PROPOSAL ONE--Election of two Class 1 directors, three Class 2 directors, and two Class 3 directors:

                                                 VOTES              VOTES
NAME                                              FOR              WITHHELD
----                                       ------------------   --------------
John W.P. Holt...........................  14,483,338 (96.61%)  507,702 (3.39%)
Mark T. Koulogeorge......................  14,923,336 (99.55%)   67,704 (0.45%)

Geoffrey T. Barker.......................  14,486,698 (96.64%)  504,342 (3.36%)
J.D. Power, III..........................  14,923,576 (99.55%)   67,464 (0.45%)
Ernest H. Pomerantz......................  14,923,586 (99.55%)   67,454 (0.45%)

Joseph P. Landy..........................  14,923,626 (99.55%)   67,414 (0.45%)
Howard A. Tullman........................  14,486,676 (96.64%)  504,364 (3.36%)

    PROPOSAL TWO--To approve an amendment to the Company's 1995 Stock Option Plan (i) to increase the number of shares of common stock reserved for issuance thereunder by 860,000 shares, and (ii) to annually increase the number of shares reserved for issuance thereunder on the first day of the Company's fiscal year beginning in 2001 by an amount equal to the lesser of (a) 860,000 shares,
(b) five percent (5%) of the Company's outstanding shares at the end of the Company's preceding fiscal year, or (c) a lesser amount determined by the Board.

FOR.....................................................  14,270,893 (95.25%)
AGAINST.................................................  711,913 (4.75%)
ABSTAINED...............................................  8,254
BROKER NON-VOTES........................................  None

    PROPOSAL THREE--To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

FOR.....................................................  14,937,984 (99.72%)
AGAINST.................................................  42,223 (0.28%)
ABSTAINED...............................................  10,613
BROKER NON-VOTES........................................  None

    The matters listed above are described in detail in the Company's definitive proxy statement dated April 20, 2000, for the Annual Meeting of Shareholders held on May 23, 2000.

ITEM 6.--EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this report:


4.1       Common Stock Purchase Warrant Agreement dated May 1, 2000
            between DaimlerChrysler Corporation and The Cobalt
            Group, Inc. and schedule of similar warrants.

4.2*      Common Stock Purchase Warrant Agreement dated June 26, 2000 between Warburg, Pincus Equity Partners, L.P. and The
            Cobalt Group, Inc. and schedule of similar warrants.

10.1      DaimlerChrysler Dealer Web Site Program Services Agreement
            dated May 1, 2000 between DaimlerChrysler Corporation and
            The Cobalt Group, Inc.

10.2      DaimlerChrysler Rights Agreement dated May 1, 2000 between
            DaimlerChrysler Corporation and The Cobalt Group, Inc.

10.3*     Securities Purchase Agreement dated June 26, 2000 between
            Warburg, Pincus Equity Partners, L.P., Riverside
            Partnership, Third Point Partners L.P., Third Point
            Offshore Fund Ltd., Points West International
            Investments, Ltd. and The Cobalt Group, Inc.

10.4*     Third Amendment to Registration Agreement dated June 26,
            2000 between Warburg, Pincus Equity Partners, L.P.,
            Riverside Partnership, Third Point Partners L.P., Third
            Point Offshore Fund Ltd., Points West International
            Investments, Ltd. and The Cobalt Group, Inc.

10.5**    Master Loan and Security Agreement No. 4414 dated April 12,
            2000 between The Cobalt Group, Inc. and Charter
            Financial, Inc.

10.6**    Rider to Master Loan and Security Agreement No. 4414 dated
            April 12, 2000 between The Cobalt Group, Inc. and Charter
            Financial, Inc.

27.1      Financial Data Schedule.

------------------------


*    The agreements are incorporated by reference to
     Schedule 13D filed by Warburg, Pincus Equity Partners, Inc.
     on July 10, 2000.
** Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on May 15, 2000.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE COBALT GROUP, INC.

                                                       By:             /s/ DAVID S. SNYDER
                                                            -----------------------------------------
                                                                         David S. Snyder,
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER

                                                       Date: August 14, 2000