Form 10-Q
period 2000-09-30
COBALT GROUP INC
filed 2000-11-14
CIK 1036290

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
           ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2000, 20,159,472 shares of the Company's common stock, $.01 par value, were outstanding.

                             THE COBALT GROUP, INC.
                           FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS


PART I--Financial Information

  Item 1. --Financial Statements
    Consolidated Balance Sheets as of September 30, 2000
     (unaudited) and December 31, 1999......................      3
    Consolidated Statements of Operations for the Three
      and Nine Months Ended September 30, 2000 (unaudited)
     and 1999...............................................      4
    Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 2000 (unaudited) and
     1999...................................................      5
    Condensed Notes to Consolidated Financial Statements....      6

  Item 2. --Management's Discussion and Analysis of
    Financial Condition and Results of Operations
    Overview and Outlook....................................     12
    Results of Operations...................................     15
    Liquidity and Capital Resources.........................     19
    Risk Factors............................................     20

  Item 3. --Quantitative and Qualitative Disclosures about
    Market Risk.............................................     21

PART II--Other Information

  Item 2. --Changes in Securities and Use of Proceeds.......     22
  Item 6. --Exhibits and Reports on Form 8-K................     23

Signatures..................................................     24

ITEM 1. FINANCIAL STATEMENTS

                             THE COBALT GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Current assets
  Cash and cash equivalents.................................     $11,083         $14,224
  Accounts receivable, net of allowance for doubtful
    accounts of $920 and $497, respectively.................       7,714           4,581
  Other current assets......................................       1,638           2,225
                                                                 -------         -------
                                                                  20,435          21,030
Capital assets, net.........................................      11,159           4,636
Intangible assets, net......................................      16,645          27,330
Other assets................................................       1,312           1,036
                                                                 -------         -------
    Total assets............................................     $49,551         $54,032
                                                                 =======         =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................     $ 5,224         $ 2,020
  Accrued liabilities.......................................       1,971           1,520
  Deferred revenue..........................................       3,622           2,456
  Notes payable.............................................         263              --
  Software financing contract, current portion..............         669             362
  Capital lease obligations, current portion................       1,320             844
                                                                 -------         -------
                                                                  13,069           7,202
                                                                 -------         -------
Non-current liabilities
  Software financing contract, non-current portion..........         176              28
  Capital lease obligations, non-current portion............         996           1,217
                                                                 -------         -------
                                                                   1,172           1,245
                                                                 -------         -------

Commitments and Contingencies

Shareholders' equity
  Preferred stock; $0.01 par value per share; 100,000,000
    shares authorized; no shares issued and outstanding.....          --              --
  Common stock; $0.01 par value per share; 200,000,000
    shares authorized; 17,937,527 and 16,855,431 issued and
    outstanding, respectively...............................         179             169
  Additional paid-in capital................................     109,162          89,957
  Deferred equity expenses..................................     (16,877)         (3,036)
  Notes receivable from shareholders........................        (144)           (144)
  Accumulated deficit.......................................     (57,010)        (41,361)
                                                                 -------         -------
                                                                  35,310          45,585
                                                                 -------         -------
    Total liabilities and shareholders' equity..............     $49,551         $54,032
                                                                 =======         =======

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------   ------------------------
                                                2000          1999          2000          1999
                                             -----------   -----------   -----------   ----------
Gross revenues
  Web site design and hosting services.....  $     7,727   $     3,553   $    20,890   $    8,598
  Data extraction and aggregation
    services...............................        3,213         2,810         9,384        4,610
  Other services...........................          366           686         1,304        1,703
                                             -----------   -----------   -----------   ----------
    Total gross revenues...................       11,306         7,049        31,578       14,911
  Less: Amortization of non-cash equity
    discounts..............................          202            --           216           --
                                             -----------   -----------   -----------   ----------
    Net revenues...........................       11,104         7,049        31,362       14,911
Cost of revenues, exclusive of stock-based
  compensation of $16, $50, $43 and $96,
  respectively.............................        2,117         1,506         6,084        3,143
                                             -----------   -----------   -----------   ----------
  Gross profit.............................        8,987         5,543        25,278       11,768
Operating expenses
  Sales and marketing, exclusive of
    stock-based compensation of $44, $324,
    $96 and $598, respectively.............        6,093         3,675        15,541        7,776
  Product development, exclusive of
    stock-based compensation of $51, $146,
    $139 and $391, respectively............        2,248           834         5,184        1,835
  General and administrative, exclusive of
    stock-based compensation of $101, $531,
    $474 and $1,297, respectively..........        5,494         3,893        14,297        8,385
  Amortization of intangible assets........        1,584         1,378         4,676        2,364
  Intangible asset impairment charge.......        9,742            --         9,742           --
Stock-based compensation...................          212         1,051           752        2,382
                                             -----------   -----------   -----------   ----------
    Total operating expenses...............       25,373        10,831        50,192       22,742
                                             -----------   -----------   -----------   ----------
Loss from operations.......................      (16,386)       (5,288)      (24,914)     (10,974)

Interest expense...........................          (78)         (374)         (297)        (926)
Interest income............................          277            --           975           --
Gain on sale of YachtWorld.................        2,212            --         8,658           --
Other income, net..........................          (15)          135           (71)         228
                                             -----------   -----------   -----------   ----------
  Net loss.................................  $   (13,990)  $    (5,527)  $   (15,649)  $  (11,672)
                                             ===========   ===========   ===========   ==========
Net loss available to common
  shareholders.............................  $   (13,990)  $    (5,830)  $   (15,649)  $  (13,213)
                                             ===========   ===========   ===========   ==========
Basic and diluted net loss per share.......  $     (0.79)  $     (0.52)  $     (0.90)  $    (2.67)
                                             ===========   ===========   ===========   ==========
Weighted-average shares outstanding........   17,777,662    11,286,321    17,429,143    4,955,322
                                             -----------   -----------   -----------   ----------

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(15,649)  $(11,672)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Amortization of deferred equity expenses..................       989      2,382
  Depreciation and amortization.............................     6,705      3,221
  Impairment of intangible asset............................     9,742         --
  Gain on sale of YachtWorld................................    (8,658)        --
  Net loss on disposition of assets.........................        84          7
  Changes in:
    Accounts receivable.....................................    (3,247)    (2,597)
    Other assets............................................       311     (2,722)
    Accounts payable and accrued liabilities................     4,546      1,977
    Deferred revenues.......................................     1,381        548
                                                              --------   --------
    Net cash used in operating activities...................    (3,796)    (8,856)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets.............................    (7,466)      (765)
  Proceeds from sale of YachtWorld..........................     8,886         --
  Investment in PartsVoice..................................        --     (3,281)
  Investment in IntegraLink.................................    (1,614)        --
  Proceeds from sale of fixed assets........................        24         --
  Proceeds from sale of short term investments..............                  983
                                                              --------   --------
    Net cash used in investing activities...................      (170)    (3,063)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from lease financing transactions................     1,170         --
  Payment of capital lease obligations and software
    financing contract......................................    (1,290)      (598)
  Proceeds from initial public offering and direct sale, net
    of costs................................................        --     49,776
  Payment of notes payable..................................        --    (26,600)
  Proceeds from notes payable...............................        --      3,600
  Payments of dividends on preferred stock..................        --     (2,059)
  Proceeds from exercise of stock options...................       490        149
  Proceeds from employee stock purchase plan................       455         --
  Proceeds from sale of preferred stock.....................        --        100
                                                              --------   --------
  Net cash provided by financing activities.................       825     24,368
                                                              --------   --------
NET CHANGE IN CASH..........................................    (3,141)    12,449
CASH, BEGINNING OF PERIOD...................................    14,224      5,756
                                                              --------   --------
CASH, END OF PERIOD.........................................  $ 11,083   $ 18,205
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                             THE COBALT GROUP, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. NATURE OF THE BUSINESS

    The Cobalt Group, Inc. (the "Company") is a provider of Internet marketing and data aggregation services to individual franchised automobile dealerships, multi-franchise dealer groups and automobile manufacturers in North America. The Company enables its clients to develop and implement e-business strategies and to capitalize on the increasing use of the Internet by consumers to research, evaluate and buy new and pre-owned vehicles, parts and accessories and automotive-related services such as financing and insurance. The Company's current service offerings include: comprehensive Web site design, development and management; application services; data extraction, aggregation and management; an online wholesale vehicle exchange; and other services such as dealer training and placement of advertisements.

    During 1999 the Company owned and operated YachtWorld.com, a marine Web site, which contained photo listings of yachts for sale, as well as other marine-related information. On January 25, 2000 the Company sold the assets related to YachtWorld.com.

    The accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of future financial results.

    Investors should read these interim statements in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 1999 included in our annual report on Form 10-K, SEC File No. 000-26623.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 140 ("FAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 replaces Statement of Financial Accounting Standards 125, revising the standards governing the accounting for securitizations and other transfers of financial assets and collateral. Adoption of FAS 140 is required for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company is currently evaluating the impact of FAS 140, if any, on current accounting policies regarding the service of assets and extinguishment of liabilities.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain views of the SEC in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet adopted SAB 101 but will be required to do so in the fourth quarter of 2000. The Company is currently evaluating its revenue recognition policies for Web site set-up and design fees in order to comply with the interpretations set forth in SAB 101 and expects to make an adjustment in accordance with the statement in the fourth quarter. In addition the Company expects to be required to restate year 2000 quarterly reports on Form 10-Q for any resulting adjustments. Non-recurring portions of

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) gross revenue, some portion of which may be subject to deferral, currently constitute approximately 15% of the Company's revenues.

3. ACQUISITION OF INTEGRALINK

    On January 14, 2000 the Company acquired IntegraLink Corporation ("IntegraLink"), whose principal business is automotive data extraction and reporting services. At closing, the Company paid aggregate purchase consideration of (i) $1.5 million in cash; (ii) promissory notes in the principal amount of $250,000 bearing interest at 8% due January 14, 2001;
(iii) 85,000 shares of the Company's common stock valued at $22.00 per share; and (iv) expenses related to the acquisition in the amount of $114,000.

    The Company accounted for the IntegraLink acquisition using the purchase method of accounting. The aggregate purchase price of $3.7 million was allocated to the net assets acquired, based on their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets as follows:

                                                     USEFUL LIVES   INTANGIBLE ASSET
                                                     ------------   ----------------
                                                       (YEARS)       (IN THOUSANDS)
Goodwill...........................................          4           $  624
Customer Lists.....................................          3              390
Existing Technology................................          5            2,060
Workforce..........................................          3              660
                                                                         ------
                                                                         $3,734
                                                                         ======

    The historical operations of IntegraLink are not material to the Company's consolidated financial position or results of operations and therefore, pro forma financial statements have not been presented.

4. SALE OF YACHTWORLD.COM

    On January 25, 2000 the Company sold the assets of YachtWorld.com to Boats.com, Inc. for a total of $14.0 million, paid with cash proceeds of $3.5 million and a note receivable in the amount of $10.5 million. The note initially bore interest at 8.0% with payments due in three equal installments during 2000. The Company also received warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share. The Company did not allocate value to these warrants due to lack of liquidity in Boats.com common stock. In addition, the Company received the right to appoint a representative to Boats.com's board of directors until the note is paid in full. Expenses associated with the transaction were $653,000, resulting in a net gain of $13.4 million. Revenues for YachtWorld.com were $602,000, $185,000 and $80,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The following assets and liabilities were sold in the transaction:

Accounts receivable.........................................  $114,000
Capital assets..............................................    50,000
Accounts payable............................................    47,000
Deferred revenue............................................   215,000
Other accrued liabilities...................................     1,000

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

4. SALE OF YACHTWORLD.COM (CONTINUED)
    On March 27, 2000 the Company received a payment of $3.5 million as the first installment on the note receivable. On September 29, 2000 the Company and Boats.com entered into a note modification agreement and the Company received a second payment of $2.5 million, resulting in a gain for the three months ended September 30, 2000 of $2.2 million, net of interest received. Under the note modification agreement, the $4.8 million balance of the note receivable was re-negotiated to extend the final payment date to March 31, 2001, from December 31, 2000 and the interest rate was increased to 12.0% per annum. The Company received additional consideration, including a re-pricing of the Boats.com warrants and additional anti-dilution provisions. Boats.com also agreed to the imposition of affirmative and negative covenants relating to actions that Boats.com may take with regard to the YachtWorld.com assets.

    To date, the Company has recognized a gain on the sale of YachtWorld.com of $8.7 million, which represents cash paid, net of transaction expenses. Due to the risk associated with collection, the Company has recognized the gain associated with the sale of YachtWorld.com as payments have been received. The Company has deferred the recognition of gains related to the unpaid consideration and amounts outstanding under the note receivable are offset by deferred gain for financial statement presentation. Upon collection of any of the outstanding note receivable the Company will recognize addition gains on the sale of YachtWorld.com.

5. ACQUISITION OF PARTSVOICE

    On April 30, 1999, the Company acquired all of the equity interests in PartsVoice, LLC ("PartsVoice") whose principal business is vehicle parts data acquisition and management services. Immediately prior to the closing, PartsVoice distributed to its owners certain assets and liabilities. The Company paid aggregate purchase consideration for the PartsVoice equity of
(i) $26.0 million in cash; (ii) 500,000 shares of Series C convertible preferred stock at $8.00 per share; and (iii) warrants to purchase 160,000 shares of the Company's common stock at $6.00 per share. The warrants were valued at $381,000 using the Black Scholes option-pricing model with the following assumptions: fair value of common stock of $7.20 per share, expected life of six months, risk free interest rate of 4.66%, volatility of 90% and dividend yield of 0%.

    The PartsVoice acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets.

    The following summarizes the unaudited pro forma results of operations for the three and nine months ended September 30, 1999, on a combined basis, as if the Company's acquisition of PartsVoice occurred on January 1, 1999, after including the impact of certain adjustments, such as amortization of goodwill and interest on acquisition indebtedness:

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
Revenues....................................................     $ 18,346,000
Net loss....................................................      (12,382,000)
Basic net loss per share....................................            (2.81)

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

    At the time of acquisition, the Company anticipated significant revenue growth from PartsVoice. However, higher than projected client attrition rates and weaker than anticipated new sales have resulted in a net decrease in subscribers and a net decrease in revenues for the three months ended September 30, 2000 as compared to the three months ended June 30, 2000. In addition, the Company anticipates the need to make technology investments in excess of $2.0 million prior to December 31, 2001 in order to maintain the current revenue stream.

    Due to these business changes, the Company evaluated the carrying amounts of the intangible assets related to the PartsVoice acquisition in accordance with guidance provided by Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges". The Company has recognized an impairment charge of $9.7 million related to the intangible assets of PartsVoice. This charge was allocated entirely to goodwill. In computing the impairment charge, the Company assumed average annual revenue growth of 3.5%, an average expense growth of 8%, investment in technology as well as ongoing capital acquisition costs, a tax rate commensurate with the subsidiary's profitability, a terminal value at the end of a five year period and a discount rate of 16.5%.

6. NET LOSS PER SHARE

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated:

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                     -----------------------   -----------------------
                                        2000         1999         2000         1999
                                     ----------   ----------   ----------   ----------
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Numerator:
  Net loss.........................  $  (13,990)  $   (5,527)  $  (15,649)  $  (11,672)
  Dividends on mandatorily
    redeemable convertible
    preferred stock................          --         (300)          --       (1,524)
  Accretion of mandatorily
    redeemable convertible
    preferred stock................          --           (3)          --          (17)
                                     ----------   ----------   ----------   ----------
Net loss available to common
  shareholders.....................  $  (13,990)  $   (5,830)  $  (15,649)  $  (13,213)
                                     ==========   ==========   ==========   ==========
Denominator:
  Weighted-average shares
    outstanding--basic and diluted   17,777,662   11,286,321   17,429,143    4,955,322
                                     ==========   ==========   ==========   ==========

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

6. NET LOSS PER SHARE (CONTINUED)
    Since the Company incurred losses for all periods presented, 2,860,132 stock options and 2,708,307 warrants outstanding as of September 30, 2000 were excluded from the weighted-average shares calculation due to their antidilutive effect.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for interest during the nine months ended September 30, 2000 and 1999 was $297,000 and $926,000, respectively.

    During the nine months ended September 30, 2000 and 1999, the Company purchased capital assets pursuant to capital asset financing agreements and a software financing contract totaling $1.2 million and $2.4 million, respectively.

8. AGREEMENT WITH GE CAPITAL TO OPERATE MOTORPLACE AUTO EXCHANGE

    On August 18, 2000, the Company entered into an agreement with General Electric Capital Auto Financial Services ("GE AFS"), to operate and market MotorPlace Auto Exchange ("MAX"), an internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. In conjunction with the agreement, the Company purchased a software license from GE AFS in exchange for 258,520 shares of the Company's common stock valued at $4.81 per share, resulting in an aggregate purchase price of $1.2 million. The purchase price for the software license will be amortized on a straight-line basis to cost of revenues over the three-year term of the license.

    Consideration for the agreement also included 400,000 warrants to purchase the Company's common stock at an exercise price of $6.50 per share. The warrants were valued at $1.3 million using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $4.81 per share, expected life of five and one third years, risk free interest rate of 6.11%, volatility of 93% and dividend yield of 0%. The value of these warrants will be amortized on a straight-line basis to cost of revenues over the life of the agreement, which expires December 31, 2005.

    The agreement between GE AFS and the Company specifies that revenues and expenses will be shared between GE AFS and the Company. These revenues and expenses are shared on a cash basis and settled monthly between the parties. In accordance with the agreement, the percentage of revenues and expenses shared by the parties may be changed on a semi-annual basis. In addition to potential changes in the percentage contributed by each party, the agreement allows GE AFS to terminate the relationship after 18 months. In the event of termination or expiration of the agreement, other than a termination by GE AFS for convenience, the Company will be required to pay to GE AFS an amount equal to a percentage of the fair market value of the MAX operation.

9. DAIMLERCHRYSLER SERVICES AGREEMENT

    On May 1, 2000 the Company entered into an agreement with DaimlerChrysler Corporation to provide Web site design, hosting and maintenance services to its Chrysler, Dodge and Jeep Five-Star dealers. The initial term of the agreement is through December 31, 2002, with an option to renew through December 31, 2005. DaimlerChrysler is obligated to pay minimum annual amounts to the Company during the initial term of the agreement. In connection with the agreement, the Company issued 258,164 shares of its common stock to DaimlerChrysler. The Company also issued warrants to

                             THE COBALT GROUP, INC.

                                  (UNAUDITED)

9. DAIMLERCHRYSLER SERVICES AGREEMENT (CONTINUED) purchase 688,437 and 516,328 shares of its common stock at $10.03 and $12.53 per share, respectively. A third warrant to purchase 249,559 shares at $15.04 per share is contingent upon DaimlerChrysler's exercise of its option to renew the agreement. The three warrants are fully vested and become exercisable on May 1 of 2003, 2004 and 2005, respectively.

    The value of the common stock and warrants issued in connection with the DaimlerChrysler agreement totals $14.6 million. Of the total value, $6.7 million was attributed to the warrant to purchase 688,437 shares, which expires on May 1, 2008. The valuation was determined using the Black-Scholes option pricing model with the following assumptions: 88% volatility, expected life of eight years, risk free rate of return of 6.55% and a fair market value of $11.44. The second warrant of 516,328 shares, expiring on May 1, 2009, was valued at $5.0 million, also using the Black-Scholes option pricing model. The assumptions used were as follows: 88% volatility, expected life of nine years, risk free rate of return of 6.29% and a fair market value of $11.44. The remaining $2.9 million in value was attributable to 258,164 shares of common stock issued to DaimlerChrysler. This valuation does not attribute value to the third warrant because issuance will be contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the three year renewal period. This warrant expires on May 1, 2010.

    These non-cash charges are being amortized in proportion with revenues recognized over the initial period of the agreement. The amortization is reflected on the statement of operations as a sales discount.

    Pursuant to Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to disclose any single customer relationship that constitutes 10% or more of gross revenues. During the nine months ended September 30, 2000, $4.1 million, or 13% of the Company's gross revenues, were generated by DaimlerChrysler.

10. SUBSEQUENT EVENTS

    On October 26, 2000 the Company's Board of Directors adopted the 2000 Stock Incentive Plan and reserved 1.5 million shares of the Company's common stock for issuance under the plan. The plan is subject to approval by the Company's shareholders at the next shareholder's meeting.

    On October 12, 2000, the Company repaid the $1.2 million due under its agreement with Charter Financial, Inc.

    On October 31, 2000, the Company exercised an option to sell an aggregate of 2,187,289 shares of common stock at a per share price of $6.86 to Warburg, Pincus Equity Partners, L.P., Riverside Partnership, Third Point Partners L.P., Third Point Offshore Fund Ltd., and Points West International Investments Ltd., raising a total of $15.0 million.

ITEM 2. --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    INVESTORS SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT, AS AMENDED, THAT INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. YOU SHOULD READ THE CAUTIONARY STATEMENTS MADE IN THIS REPORT AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2000 AND JUNE 30, 2000. YOU SHOULD NOT RELY ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT ONLY OUR OPINION AS OF THE DATE OF THIS REPORT. WE DO NOT ASSUME ANY OBLIGATION TO REVISE FORWARD-LOOKING STATEMENTS.

OVERVIEW AND OUTLOOK

OVERVIEW

    We derive our revenues from fees charged to our network of automobile dealership, dealer group and manufacturer clients. Our current service offerings include: comprehensive Web site design, development and management services; application services; data extraction, aggregation and management; an online wholesale vehicle exchange; and other services such as dealer training and placement of advertisements. Revenues from Web site management and application services and from data services are recognized ratably over the applicable service period. Revenues from Web site design and custom development services are recognized based on completion and delivery of services or products as outlined in the applicable service agreement or contract. In certain cases, if projects require significant modification or customization, revenues are recognized on a percentage-of-completion basis based on the total project costs to be incurred. The majority of our services are sold to clients under short-term service agreements with initial terms of three to twelve months and month-to-month thereafter.

    Net revenues are reported after amortization of non-cash equity discounts related to our agreement with DaimlerChrysler Corporation. The warrants and common stock issued in connection with that agreement were valued at $14.6 million and are being amortized over the initial term of the agreement, which expires December 31, 2002. As a result of this non-cash equity discount, we expect that net revenues will increase at a slower rate than gross revenues at least through 2002.

    Our cost of revenues consists of the costs associated with production, maintenance and delivery of our services. These costs include personnel costs related to production, processing and design, communication expenses related to data transfer, fees payable to third parties for distribution of vehicle inventory data to other Web sites and for banner advertising, site content licensing fees and costs of Web and database servers used to host client data.

ACQUISITIONS AND DISPOSITIONS

    In April 1999 we acquired PartsVoice, LLC, an Oregon limited liability company, whose principal business is vehicle parts data acquisition and management services. The purchase price, including transaction expenses, was $30.7 million, of which $26.3 million was paid in cash and $4.4 million was paid by issuance of preferred stock and warrants. The PartsVoice acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets. The consolidated results of operations include PartsVoice for the period May 1, 1999 to September 30, 2000.

    In the three months ended September 30, 2000, we recorded an impairment charge of $9.7 million related to the PartsVoice intangible assets. This impairment charge is attributable to slower than anticipated revenue growth for the PartsVoice business, as well as higher than anticipated capital and technology investments in the PartsVoice's infrastructure to maintain its revenue stream. In addition we believe that by making these investments in infrastructure, technology and personnel, the parts data aggregation and management services will remain a key component of our product offerings.

    In January 2000 we purchased IntegraLink Corporation, which enhanced our data acquisition capabilities and provided access to additional clients. At closing we paid purchase consideration and expenses of $1.6 million in cash, promissory notes in the principal amount of $250,000 due January 14, 2001, and 85,000 shares of our common stock valued at $22.00 per share, for a total purchase price of $3.7 million. The IntegraLink acquisition was accounted for as a purchase transaction, and substantially all of the purchase price was allocated to intangible assets.

    In January 2000 we sold the assets of our YachtWorld.com operation to Boats.com, Inc. The sale provided capital for investment in our core business. The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. We also received warrants to purchase 473,455 shares of Boats.com common stock at $18.91 per share. The first note installment of $3.5 million was paid on March 27, 2000. A second payment, in the amount of $2.5 million, was received on September 29, 2000. At that time the $4.8 million balance of the note receivable was extended to March 31, 2001, in return for an increased interest rate of 12% and other consideration. To date, we have recognized a gain on the sale of YachtWorld.com of $8.7 million, which represents cash paid, net of transaction expenses. Due to the risk associated with collection, we have recognized the gain associated with the sale of YachtWorld.com as payments have been received. We have deferred the recognition of gains related to the unpaid consideration and amounts outstanding under the note receivable are offset by deferred gain for financial statement presentation.

MOTORPLACE AUTO EXCHANGE

    On August 18, 2000, we entered into an agreement with General Electric Capital Auto Financial Services to jointly operate and market MotorPlace Auto Exchange, or MAX, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. In conjunction with the agreement, we purchased a software license from GE Capital in exchange for 258,520 shares of our common stock valued at $4.81 per share, resulting in an aggregate purchase price of $1.2 million. The purchase price for the software license is being amortized to cost of revenues over the life of the software, estimated to be three years. We also issued 400,000 warrants to purchase our common stock, valued at $1.3 million, at an exercise price of $6.50 per share.

    The agreement with GE Capital specifies that revenues and expenses will be shared between GE Capital and us. These revenues and expenses are shared on a cash basis and settled monthly between the parties. In accordance with the operating agreement, the percentage shared by either party may be changed on a semi-annual basis. In addition to potential changes in the percentage contributed by each party, the operating agreement allows GE Capital to terminate the relationship 18 months after the effective date of the agreement. In the event of termination or expiration of the agreement, other than a termination by GE Capital for convenience, we will be required to pay to GE Capital an amount equal to a percentage of the fair market value of the MAX operation.

DAIMLERCHRYSLER

    On May 1, 2000 we entered into an agreement with DaimlerChrysler Corporation to provide Web site design, hosting and maintenance services to its Chrysler, Dodge and Jeep Five-Star dealers. The initial term of the agreement is through December 31, 2002, with an option to renew through December 31, 2005. DaimlerChrysler is obligated to pay minimum annual amounts during the initial term of the agreement. In connection with the agreement, we issued 258,164 shares of our common stock to DaimlerChrysler. We also issued warrants to purchase 688,437 shares of our common stock at $10.03 per share and 516,328 shares at $12.53 per share. A third warrant to purchase 249,559 shares at $15.04 per share will be contingent upon DaimlerChrysler's exercise of its option to renew the agreement.

    The value of the common stock and warrants issued in connection with the DaimlerChrysler agreement totals $14.6 million. We will amortize this amount ratably with revenues recognized over the initial term of the agreement. The amortization is reflected on the statement of operations as a non-cash sales discount. The $14.6 million valuation does not attribute value to the third warrant because its exercisability is contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the renewal period.

    We have other relationships with DaimlerChrysler to provide Web site services to Mercedes-Benz dealers and to provide data acquisition and aggregation services for Chrysler dealers. Our new agreement has increased the relative importance of DaimlerChrysler to us and has increased our credit risk.

OUTLOOK

    We continue to anticipate revenue growth from new dealer Web sites and additional sales to current dealer clients. These additional revenues will primarily come from individual dealer sales and sales resulting from manufacturer endorsements. The scope and timing of manufacturer endorsements and their related activities may cause variations in our revenue growth rates. For example, we anticipate adding a substantial number of new sites in the remaining three months of the year due to the DaimlerChrysler agreement. Delays could impact the number of new sites, as well as revenue growth, in the fourth quarter of 2000.

    We also may experience seasonality in our business in the future, resulting in diminished revenues caused by diminished sales of our services during seasonal periods. Seasonality may correspond to seasonal fluctuations in the automotive industry spending for our services. Due to all or any of the foregoing factors, our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially and adversely affected.

    As we continue to expand our client base and improve our Web site technology platform, we expect to leverage our technology platform, which may maintain or improve our gross margin. However, some strategic new services may have lower margins than our current service offerings as a result of both cash and non-cash charges. Further, we continue to experience increasing demand for custom design and development projects, which carry higher costs. As we respond to customer demand for these services, our product mix may shift, which could cause our gross margin to decline.

    We have commenced a project to make significant investments in internally developed software related to the development of our core Web site technology platform. Portions of these costs are being capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 or SOP 98-1. The statement provides that certain costs associated with the development of software for internal use should be capitalized, including both internal and external costs in the installation, coding and testing phases. However, costs related to the research and definition of project parameters, as well as the transfer of data to new software are not capitalized and are expensed as incurred. We anticipate the capitalized portion of the project will be amortized over a three-year period and that the amortization of these costs may have a material effect on future operating results. The project is anticipated to cost approximately $11.0 million, approximately $9.0 million of which will be capitalized. We expect to incur the bulk of the costs over the next six months. As of September 30,

2000, we were in the design and development phase of this project and have capitalized $1.2 million out of the total software development costs incurred of $1.7 million. Additionally, related capital assets purchased total
$1.2 million.

    Beginning in the fourth quarter of 2000, we anticipate increasing our investment in MAX. The joint operations of MAX will require significant development of the Motorplace.com Web site and we anticipate the costs associated with developing MAX to be approximately $5.0 million over the next
18 months. These costs will be capitalized according to SOP 98-1 and Emerging Issues Task Force Issues Summary 00-02, "Accounting for Web site Development Costs." Currently, we are moving into the development phase of this project. The nominal costs incurred as of September 30, 2000 have been expensed.

    As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that require near-term investment, including staff, management and infrastructure costs that may negatively affect near-term operating results. For example, our agreement with DaimlerChrysler requires increased staffing and infrastructure to accommodate anticipated growth in our client base. We also anticipate that we will require increased infrastructure and staffing to support expanded service offerings.

    We have incurred net losses each year since we began operations. Excluding the gain on sale of YachtWorld.com and the intangible asset impairment charge related to PartsVoice, we had a net loss of $14.6 million for the nine months ended September 30, 2000, which includes non-cash charges of $4.7 million in amortization of intangible assets and $1.0 million in non-cash equity charges. We intend to continue our investment in technology infrastructure development, marketing and promotion, product development and strategic relationships. We expect to continue to incur net losses from operations at least through 2001. Our limited operating history makes it difficult to forecast further operating results. Although our net revenues have grown in recent quarters, we cannot be certain that net revenues will continue to increase or that they will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we might fail to sustain or increase that profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    REVENUES. Gross revenues increased to $11.3 million for the three months ended September 30, 2000 from $7.0 million for the same period in 1999, an increase of $4.3 million, or 60%. Of the increase, $4.2 million, or 98% of the change, is attributable to revenues generated by Web site design and hosting services that increased because of the growth in our client base and the sale of additional services to existing clients. As of September 30, 2000 Cobalt was paid to manage and maintain Web sites for 6,386 dealer clients, compared to 3,699 at September 30, 1999. The increase in our client base is net of client attrition of 4.9% during the three months ended September 30, 2000 compared with a client attrition rate of 1.6% for the same period in 1999. Attrition rates were determined based on total dealer Web site clients as of September 30, 2000 and 1999, respectively.

    Third quarter revenues from data extraction and aggregation services increased by $403,000 over the comparable period in 1999, accounting for 10% of the gross revenue increase. The increase in these services is primarily attributable to the acquisition of IntegraLink on January 14, 2000. Revenues from other services decreased by $320,000, or 8%, due to decreased placements of Internet advertising and other third party products.

    The common stock and warrants issued in connection with the May 1, 2000 DaimlerChrysler services agreement are amortized and reported as a non-cash equity discount from gross revenue. The total of $14.6 million will be amortized ratably with revenue over the initial term of the agreement, which expires on December 31, 2002. The amortization for the three months ended September 30, 2000 was $202,000. We expect the amortization charges to increase substantially over the next two to three quarters as the DaimlerChrysler launch continues and corresponding revenues increase.

    COST OF REVENUES. Cost of revenues, excluding stock-based compensation, increased to $2.1 million for the three months ended September 30, 2000 from $1.5 million for the same period in 1999, an increase of 41%. The increase in staffing required to accommodate our increased client base resulted in increased expenses of $650,000. These expenses were offset by a $113,000 reduction in expenses related to our Internet advertising and third party products. Excluding stock-based compensation, cost of revenues as a percentage of gross revenues decreased to 18.7% for the quarter ended September 30, 2000 from 21.4% for the same period in 1999. The increase in revenues from higher-margin parts locating and hosting and maintenance services relative to gross revenue caused the decrease in cost of revenues.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of compensation for sales and marketing personnel, including sales commissions, travel expenses and promotional advertising and marketing costs. Sales and marketing expenses, exclusive of stock-based compensation, increased to $6.1 million for the three months ended September 30, 2000 from $3.7 million for the same period in 1999, an increase of $2.4 million, or 66%. Personnel, commissions and related costs were $4.9 million for the three months ended September 30, 2000, an increase of over 100% for the same period in 1999. The increase in personnel and commission costs was due to client acquisition as well as support of our increased client base. The increase in personnel costs was partially offset by a $290,000 decrease in advertising and public relations costs primarily attributable to decreases in trade advertising.

    PRODUCT DEVELOPMENT. Our product development expenses consist primarily of compensation for product development personnel and outside consulting costs. Excluding stock-based compensation costs, our product development expenses increased to $2.2 million for the three months ended September 30, 2000 from $834,000, an increase of $1.4 million, or 170% over the same period of 1999. Of this increase, $592,000, or 42% of the change, is related to increased personnel devoted to product development initiatives. An additional $550,000, or 39% of the change, is attributable to outside consulting services used to assist in product development efforts, primarily related to internally developed software for the development of our Web site technology platform. We anticipate substantial increases in product development costs, net of costs expected to be capitalized, over the next six months as we continue to place emphasis on development of our Web site technology and of MAX. We expense product development costs as incurred; however, we capitalize or expense product development costs related to internally developed software or Web site development according to SOP 98-1 and Emerging Issues Task Force Issues Summary 00-02, "Accounting for Web Site Development Costs."

    GENERAL AND ADMINISTRATIVE. Our general and administrative expenses consist primarily of compensation for administrative personnel, facilities and fees for outside professional advisors. General and administrative expenses, excluding stock-based compensation, increased to $5.5 million for the three months ended September 30, 2000 from $3.9 million for the same period in 1999, an increase of $1.6 million or 41%. Of this increase, $509,000, or 32% of the change, is attributable to increased facilities costs associated with the growth in the number of employees and our new corporate headquarters. An additional $332,000, or 21% of the change, is due to increased outside service costs to support business growth and $314,000, or 20% of the change, is due to increased depreciation charges associated with increased capital investment to support our growth.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $1.6 million for the three months ended September 30, 2000 from $1.4 million for the same period in 1999, an increase of $200,000, or 15%. This change is due to amortization of intangible assets and goodwill related to the acquisition of IntegraLink on January 14, 2000. We anticipate that amortization expense will decrease in upcoming periods as a result of the intangible asset impairment charge related to PartsVoice that was recorded in the three months ended September 30, 2000.

    STOCK-BASED COMPENSATION. Stock-based compensation decreased to $212,000 for the three months ended September 30, 2000 from $1.1 million for the same period in 1999, a decrease of $840,000, or 80%. The decrease is due to the use of an accelerated method of amortizing deferred compensation and to cancellation of employee stock options in connection with employee terminations.

    NET LOSS. During the three months ended September 30, 2000 our net loss increased to $14.0 million from $5.5 million for the same period of 1999. Excluding the intangible asset impairment charge and the gain on sale of YachtWorld.com our net loss was $6.5 million for the three months ended September 30, 2000. Increases in sales and marketing, product development, amortization of intangibles and general and administrative costs offset the decrease in stock amortization charges as well as the increase in revenues.

    LOSS PER SHARE. Basic and diluted loss per share increased to $0.79 for the three months ended September 30, 2000 from a loss per share of $0.52 for the same period in 1999. The increased loss per share of $0.27 is due to the increased net loss, offset by the increase in the number of weighted-average shares outstanding during the three months ended September 30, 2000 compared to the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    REVENUES. Gross revenues increased to $31.6 million for the nine months ended September 30, 2000 from $14.9 million for the same period in 1999, an increase of $16.7 million, or 112%. Of the increase, $12.3 million, or 74% of the change, is attributable to revenues generated by Web site design and hosting services, which increased because of the growth in our client base and the sale of additional services to existing clients. The increase in our client base is net of client attrition of 10.5% during the nine months ended September 30, 2000 compared with a client attrition rate of 5.2% for the same period in 1999. Attrition rates were determined based on total dealer Web site clients as of September 30, 2000 and 1999, respectively. We believe that the increase in client attrition rates is attributable to service issues with our dealer clients. Our new eCare department, launched on July 31, 2000 is the result of reorganizing customer-facing functions to better serve our growing customer base. We believe this new service organization will scale well for a continued increase in our customer base. While we believe we have taken appropriate measures to provide faster and better service to our customers, we anticipate that client attrition rates will remain at slightly higher levels than in previous years.

    Revenues from data extraction and aggregation services increased by $4.8 million, accounting for 29% of the gross revenue increase. The increase in these services is primarily attributable to our acquisition of PartsVoice on April 30, 1999 and IntegraLink on January 14, 2000.

    Non-cash equity discounts for the nine months ended September 30, 2000 totaled $216,000, resulting in net revenues of $31.4 million. The non-cash equity discounts result from stock and warrants issued in connection with the DaimlerChrysler services agreement.

    COST OF REVENUES. Cost of revenues, excluding stock-based compensation, increased to $6.1 million for the nine months ended September 30, 2000 from $3.1 million for the same period in 1999, an increase of $2.9 million, or 94%. Of this increase, $2.3 million, or 80% of the change, is related to increased staffing required to accommodate our increased client base. In addition, $477,000, or 16% of the change, is due to increased costs of hosting more client Web sites. Excluding stock-based compensation, cost of revenues as a percentage of gross revenues decreased to 19.3% for the quarter ended September 30, 2000 from 21.1% for same period in 1999. The increase in the product mix of higher-margin parts locating and hosting and maintenance services caused the decrease in cost of sales as a percentage of revenues.

    SALES AND MARKETING. Sales and marketing expenses, excluding stock-based compensation, increased to $15.5 million for the nine months ended
September 30, 2000 from $7.8 million for the same period in 1999, an increase of $7.7 million, or 100%. Of this increase, $6.3 million, or 81% of the change, is due to increased sales and marketing personnel and commission costs to service our increased client base and support revenue growth.

    PRODUCT DEVELOPMENT. Excluding stock-based compensation, product development expenses increased to $5.2 million for the nine months ended September 30, 2000 from $1.8 million for the same period in 1999, an increase of $3.3 million, or 182%. Of the increase, $1.8 million, or 55% of the change, is due to an increase in personnel required to support our product development efforts. An additional $647,000, or 19.3% of the change, is attributable to outside consulting services used to assist in product development efforts, primarily our internally developed software related to our Web site technology platform.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, excluding stock-based compensation, increased to $14.3 million for the nine months ended September 30, 2000 from $8.4 million for the same period in 1999, an increase of $5.9 million, or 70%. Of this increase, $1.2 million, or 20% of the change, is due to increased facilities costs associated with our new corporate headquarters, including one-time expenses related to moving our corporate headquarters in the first quarter of 2000. The acquisition of PartsVoice on April 30, 1999 contributed 1.1 million, or 19% of the change. An additional $950,000, or 16%, is attributable to increased staff and management personnel while $814,000 or 14%, is due to increased depreciation charges associated with increased capital investments.

    AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $4.7 million for the nine months ended September 30, 2000 from $2.4 million for the same period in 1999, an increase of $2.3 million or 100%. This is due primarily to amortization of intangible assets and goodwill related to the acquisition of PartsVoice on April 30, 1999. The remainder of the increase is attributable to amortization of intangible assets and goodwill related to the acquisition of IntegraLink on January 14, 2000.

    STOCK-BASED COMPENSATION. Stock-based compensation decreased to $752,000 for the nine months ended September 30, 2000 from $2.4 million for the same period in 1999, a decrease of $1.6 million, or 68%. The decrease is due to the use of an accelerated method of amortizing deferred compensation and to cancellation of employee stock options in connection with employee terminations.

    NET LOSS. During the nine months ended September 30, 2000 we sold the assets related to YachtWorld.com and realized a gain of $8.7 million. Excluding the gain on sale of YachtWorld.com as well as the intangible asset impairment charge of $9.7 million relating to PartsVoice, our net loss for the nine months ended September 30, 2000 was $14.6 million compared to a net loss of $11.7 million for the same period in 1999. The increased net loss is attributable to increased operating expenses, including non-cash charges of $2.3 million for amortized intangible assets, which offset the increase in revenues.

    LOSS PER SHARE. Basic and diluted loss per share decreased to $0.90 for the nine months ended September 30, 2000 from a loss per share of $2.67 for the same period in 1999. The decrease in loss per share of $1.77 is due to an increase in the number of weighted-average shares outstanding during the nine months ended September 30, 2000 compared to the same period in 1999, partially offset by the increased net loss.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000 our cash balance was $11.1 million, which reflects a decrease of $3.1 million from our cash balance at December 31, 1999.

    Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2000. Cash used in operating activities consisted primarily of net operating loss adjusted for the gain on sale of YachtWorld.com, the intangible asset impairment charge and depreciation and equity charges. A decrease in other assets and increases in current liabilities and deferred revenue offset the increase in accounts receivable.

    Net cash used in investing activities was $170,000 for the nine months ended September 30, 2000. Cash provided by investing activities consisted of $8.9 million received from the sale of YachtWorld.com, offset by the investment in IntegraLink of $1.6 million and capital asset purchases of $7.5 million.

    Net cash provided by financing activities was $825,000 for the nine months ended September 30, 2000. Cash provided by financing activities consisted of proceeds from a loan agreement with Charter Financial, Inc., as well as stock option exercises and employee stock purchase plan purchases, offset by payments of capital asset financing obligations and a software financing contract.

    On June 26, 2000, we entered into a securities purchase agreement with private investors affiliated with Warburg, Pincus & Company, First Analysis Corporation and Third Point Management, LLC. The agreement provided us an option to sell up to an aggregate of 2,187,289 shares of common stock to the Investors at a per share price of $6.86 between September 14, 2000 and November 13, 2000. As consideration for the option, we issued to the investors warrants to purchase 693,983 shares of our common stock at an exercise price of $6.86 per share. The warrants are fully vested and expire on June 26, 2005. We exercised this option on October 31, 2000, receiving $15.0 million in cash, net of expenses.

    On September 29, 2000, the $4.8 million balance of the Boats.com receivable from the sale of YachtWorld.com was re-negotiated to extend the final payment date to March 31, 2001, from December 31, 2000. As part of the extension agreement, we received additional consideration, including a re-pricing of the Boats.com warrants and additional anti-dilution provisions. Boats.com also agreed to the imposition of affirmative and negative covenants relating to actions that Boats.com may take with regard to the YachtWorld.com assets. We believe there is risk associated with collection of this final payment. To date, we have recognized a gain on the sale of YachtWorld.com of $8.7 million, which represents cash paid, net of transaction expenses.

    We have made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. Over the last twelve months we have hired more than 180 employees, excluding the addition of IntegraLink employees, and invested more than $8.6 million in capital assets and internally developed software. We expect to continue to increase staffing and invest in infrastructure to implement MotorPlace Auto Exchange and to improve service to current clients. In addition, we anticipate continued investment of substantial resources developing technology that supports our Web site business, as well as our PartsVoice data services. These investments will include staffing and consulting costs, in addition to capital purchases. We estimate the cost to complete development of our Web site technology platform to be $11.0 million. Of this

$11.0 million investment, we have spent $2.9 million to date, consisting of $1.2 million in capitalized labor costs, $1.2 million in hardware and software purchases and another $500,000 in labor and consulting expense. We estimate the costs associated with the improvement of PartsVoice technology will amount to approximately $2.0 million.

    We do not currently generate sufficient cash to fully fund operations and our planned investments in infrastructure. Further, we have paid the Charter Financial loan facility with current sources of working capital. However, we believe that the September 30, 2000 cash balance, combined with the proceeds of our October 31, 2000 sale of common stock to private investors and the remaining payment due under the Boats.com note receivable will be sufficient to meet our cash requirements for the next twelve months.

    If the investment required to sustain our planned growth is greater than anticipated or if Boats.com is unable to repay its note, we may require additional equity or debt financing to meet future working capital needs. We cannot provide assurance that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.

RISK FACTORS

    In addition to other information in this report, investors evaluating us and our business should carefully consider the following risk factors and the additional risk factors set forth in our Form 10-K under the heading "Business--Risk Factors" and those risk factors set forth in our Form 10-Q filed in May 2000 under the heading "Risk Factors."

    WE HAVE RELIED PRIMARILY ON ISSUANCES OF EQUITY SECURITIES TO FINANCE OUR OPERATIONS AND MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS. ANY FAILURE TO OBTAIN ADDITIONAL CAPITAL WHEN NEEDED OR ON SATISFACTORY TERMS COULD DAMAGE OUR BUSINESS AND PROSPECTS.

    We do not generate sufficient cash to fully fund operations. Although we believe that our cash reserves, combined with amounts due under the note receivable from Boats.com, Inc., will be adequate to fund our operations for the next twelve months, such sources may be inadequate. To date we have financed our operations principally through the issuance of equity securities, through the sale of corporate assets, and through borrowings, and expect that we may need to raise additional capital in the future to fund our ongoing operations. In October 2000 we issued 2,187,289 shares of common stock to private investors. If we issue additional securities in connection with strategic relationships or to raise additional capital, the percentage ownership of our then current shareholders will be reduced.

    In September 2000 we renegotiated the terms of the note receivable from Boats.com. If Boats.com fails to pay the note receivable, then it may be necessary for us to foreclose on the YachtWorld.com assets. Any such foreclosure could result in damage to the YachtWorld.com assets and would likely require us to expend management, technical and financial resources.

    Our future capital requirements depend on many factors, including, the extent to which we develop and upgrade our technology and data network infrastructure, the rate at which we expand our operations to accommodate the launch of Web sites for DaimlerChrysler dealers, the extent to which we expand our MotorPlace.com business-to-business offerings, the occurrence, timing, size and success of acquisitions, and the response of competitors to our service offerings. Any difficulty in obtaining additional capital when needed or on satisfactory terms could force us to curtail our operations or prevent us from pursuing our growth strategy.

    EXCESSIVE TURNOVER OF OUR DEALERSHIP CLIENTS COULD INCREASE OUR COSTS, DAMAGE OUR REPUTATION AND SLOW OUR GROWTH.

    Our service agreements with dealerships generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealership client turnover. During the third quarter, 310 Web sites, or approximately 4.9% of our total Web sites as of September 30, 2000, were terminated. Our rate of dealership client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealerships purchasing our services could have a material adverse effect on our business, results of operations, and financial condition.

    WE EXPEND CONSIDERABLE RESOURCES IN THE DEVELOPMENT OF OUR TECHNOLOGY INFRASTRUCTURE, OUR SERVICES AND THE PURSUIT OF STRATEGIC OPPORTUNITIES. DEVELOPMENT EFFORTS THAT TAKE LONGER THAN EXPECTED TO COMPLETE OR THAT ARE UNSUCCESSFUL COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATION AND FINANCIAL CONDITION.

    We have commenced a project to make significant investments in internally developed software related to the development of our technology infrastructure. The time, expense and effort associated with developing and implementing this new technology infrastructure, as well as our service offerings and strategic initiatives, may exceed our expectations. The length of the development cycle varies depending on the nature and complexity of the service or initiative, the availability of development, marketing and other internal resources, and the responsiveness of strategic or technology partners. Larger more complex services or initiatives, such as the development of our technology infrastructure and the development of our MotorPlace.com business-to-business services, tend to have longer development cycles. Any delay or failure in developing or implementing these services or initiatives would have a negative effect on our results of operation and financial condition.

ITEM 3. --QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

CHANGES IN SECURITIES

    On August 18, 2000, we purchased a software license from GE Capital Auto Financial Services in exchange for 258,520 shares of our common stock. In the same transaction, we also issued 400,000 warrants which expire December 31, 2005. These issuances did not involve a public offering and were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

USE OF PROCEEDS

    On August 4, 1999, Cobalt's Registration Statement on Form S-1, Registration No. 333-79483 (the "Registration Statement"), was declared effective by the SEC. The Registration Statement registered 5,559,615 shares of common stock to be offered and sold in Cobalt's initial public offering and in a direct sale to General Electric Capital Assurance Company.

    As of September 30, 2000, Cobalt had used the proceeds from its initial public offering as follows:

                                                              (IN THOUSANDS)
Proceeds from sale of 4,500,000 shares, less
  underwriters' discounts of $3,465,000.....................     $46,035
Proceeds from the direct sale to General
  Electric Capital Assurance Company........................       5,000
Expenses related to the initial public offering.............        (564)
                                                                 -------
Total proceeds..............................................     $50,471
                                                                 =======
Use of proceeds:
Repayment of PartsVoice acquisition notes...................     $23,000
Repayment of notes payable..................................       3,600
Payment of preferred stock dividends to related parties.....       2,100
Payment of management fee to related party..................         150
Acquisition of capital assets...............................       7,350
Investment in IntegraLink...................................       1,614
Working capital.............................................      12,657
                                                                 -------
Use of proceeds.............................................     $50,471
                                                                 =======

ITEM 6. --EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this report:

4.1.                    Common Stock Purchase Warrant dated August 18, 2000 between
                        General Electric Capital Auto Financial Services, Inc. and
                        The Cobalt Group, Inc

10.1        *           MotorPlace Vehicle Network Business Agreement dated August
                        18, 2000 between General Electric Capital Auto Financial
                        Services, Inc. and The Cobalt Group, Inc.

10.2                    Software License Agreement dated August 18, 2000 between
                        General Electric Capital Auto Financial Services, Inc. and
                        The Cobalt Group, Inc.

10.3                    Note Modification Agreement dated September 26, 2000 between
                        Boats.com, Inc. and The Cobalt Group, Inc.

10.4 Amendment to Security Agreement dated September 26, 2000 between Boats.com, Inc. and The Cobalt Group, Inc.

27.1                    Financial Data Schedule.

------------------------

*   Confidential treatment requested.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE COBALT GROUP, INC.

                                                       By:              /s/ DAVID S. SNYDER
                                                              ---------------------------------------
                                                                          David S. Snyder
                                                                    EXECUTIVE VICE PRESIDENT AND
                                                                      CHIEF FINANCIAL OFFICER

                                                       Date:  11/14/2000