Form 10-K
period 2000-12-31
COBALT GROUP INC
filed 2001-04-02
CIK 1036290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-26623

THE COBALT GROUP, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1674947 (I.R.S. Employer Identification No.)

2200 First Avenue South
Seattle, Washington 98134
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (206) 269-6363

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01
 (Title of each class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 14, 2001 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $20.6 million.

    As of March 14, 2001 the number of shares of the registrant's Common Stock outstanding was 20,303,137.

Documents incorporated by reference:

    Parts of the registrant's Proxy Statement for the 2001 annual meeting of shareholders to be held on May 22, 2001 are incorporated by reference into Part III of this report.

PART I

PART I

ITEM 1. BUSINESS

General

    We are a leading provider of e-business products and services to the automotive industry. We evolved from a provider of Internet-based marketing services to the marine, real estate and automotive communities to be a focused provider of Internet applications and professional services to automotive dealers and manufacturers. Our products include feature-rich Web sites, Internet-based software applications, and customer relationship management ("CRM") tools for automotive dealers as well as comprehensive training in the effective use of e-business tools within the retail automotive market. Our products also include a parts locator and associated parts inventory management tools provided by our PartsVoice subsidiary, data collection, normalization, and reporting services provided by our IntegraLink subsidiary, and a wholesale used vehicle remarketing exchange, MotorPlace Auto Exchange.

    We currently provide Internet-hosted applications and professional services to approximately 8,800 automotive dealer clients and we are the manufacturer-endorsed provider of e-business solutions for the dealership networks of 14 automotive manufacturers. We also offer a variety of packaged e-business solutions that are endorsed by the National Automobile Dealers Association ("NADA"). Our IntegraLink data extraction and aggregation services are used to collect data from approximately 13,000 franchised dealerships. The PartsVoice parts locator database contains over 38 million parts. In total, we provide our services to clients representing approximately 15,000 new vehicle franchises.

    We believe opportunities for growth will come from the following industry trends:

  •
  The Internet is increasingly an important medium for improving manufacturer/dealer relationships, creating new efficiencies within the dealership, and enabling value-added communication with potential and existing customers;

  •
  A general decrease in the number of competing companies offering e-business services to the industry; and

  •
  An increased emphasis on lifetime customer service and satisfaction.

    To capitalize on these opportunities, we have focused our business on the changing technology and data needs of the retail automotive industry. These include the need for e-business tools that address all of the dealership profit centers, applications that allow dealers to realize the lifetime value of their customers and applications that facilitate and enhance the relationship between automotive dealers and manufacturers.

    Since 1997, Cobalt has made acquisitions to increase its focus on automotive e-business products and services and has divested assets that are ancillary to the automotive business. During 2000, we acquired one company, disposed of assets unrelated to our core business, and entered into a strategic alliance. In particular:

  •
  We acquired IntegraLink Corporation in January 2000. This acquisition added advanced data extraction and aggregation services to our offerings and provided us with client relationships and technical expertise that significantly enhanced our existing service offerings.

  •
  We entered into a strategic relationship with General Electric Capital Auto Financial Services ("GE Capital") in August 2000 to develop MotorPlace Auto Exchange, a business-to-business marketplace allowing automobile leasing companies and institutional owners of automobiles to market and sell wholesale vehicles to automotive dealers before they are shipped to physical auction.

  •
  We sold the assets constituting our YachtWorld division in January 2000. This sale provided us with additional cash resources and divested us of the last of our non-automotive assets.

    Cobalt was incorporated under the laws of the State of Washington in 1995. Our principal office is located at 2200 First Avenue South, Seattle, Washington 98134 and our telephone number is (206) 269-6363.

Products and Services

    Cobalt offers a broad range of products that are grouped into three primary categories: Internet Applications and Professional Services, Data Extraction and Aggregation Services, and Other E-Business Services.

Internet Applications and Professional Services

    Cobalt's Internet applications and professional services provide the key tools required for automotive dealers to market their vehicles and services online, and to establish and develop life-long relationships with their customers. We categorize our Internet applications and professional services into the following areas:

  •
  Packaged E-Business Services

  •
  Custom Development Services

  •
  CRM Tools

  Packaged E-Business Services

    The foundation of our service offering is a set of powerful, cost-effective e-business packages for automotive dealers, each of which begins with a flexible and functional dealer Web site. A basic dealer Web site consists of standardized content, e-mail forms, and new and used vehicle inventory listings and distribution, all hosted by Cobalt for a monthly subscription fee. Using our Design Gallery product, a dealer is able to choose from over 180 distinct Web site designs. Dealers can then complement the design they choose by providing photos and other images that are specific to the dealership. We provide our clients with the ability to enhance, customize and measure the effectiveness of their Web sites with the following tools:

  •
  AdWizard Plus enables dealers to build high quality advertisements for their Web sites. This product includes a library of headlines, graphics and layouts to assist dealers in designing professional, effective advertisements for their Web sites. Using our AdWizard Plus tool, dealers can create and post custom vehicle display advertisements, coupons for services and advertisements highlighting special offerings on their Web sites.

  •
  AutoShow allows dealers to showcase vehicle inventory on their Web sites with built-in, easy-to-use editing and management tools. Vehicles can be posted on the dealer's Web site, complete with photos and detailed listings of accessories, packages and options.

  •
  Make & Match gives consumers the ability to configure their preferred car right on a dealer's Web site and determine if a comparable vehicle resides in the dealer's inventory. Integrating vehicle configuration technology and data from Chrome Data Corporation with Cobalt's proprietary inventory matching software, Make & Match helps automotive dealers market their new vehicle inventory and secure more qualified leads from their Web sites.

  •
  TrafficReporter allows dealers to track the number of visitors to their site, how the visitors found the site, which pages were viewed, and which vehicles were searched for. TrafficReporter allows our clients to review activity on their Web sites, enabling them to make informed decisions about management of their Internet marketing programs and to allocate their marketing resources more effectively.

    Our core solution consists of five packages that give dealers the ability to select the suite of services that best meets their needs. These NADA-endorsed packages provide dealers with comprehensive e-business solutions that are designed to enhance customer relationships and the online car buying processes. Our NADA-endorsed e-business packages are:

  •
  NADA Essentials Package provides fundamental Web development and business management tools. Features include Web site content and hosting, e-mail forms, automated new and used vehicle inventory listing capabilities, Web site traffic reporting and links to manufacturer and NADA resources.

  •
  NADA Premier Package builds on the NADA Essentials Package with advanced e-business tools such as Cobalt's Lead Manager and AdWizard Plus. This package also features Cobalt's PartsVoice parts locator and NADA Guides' Dealer WindowLink, providing access to the NADA Official Used Car Value Guide.

  •
  NADA Premier CRM Package adds value to the NADA Premier Package with our myCarTools CRM product as well as our eDealer Academy dealer e-business training program.

  •
  NADA Sales Accelerator Package builds on the NADA Essentials Package with the addition of several process-driven features to help consumers quickly and easily research, locate and reserve a vehicle for sale through dealers' Web sites. This package includes eDealer Academy training.

  •
  NADA Ultimate eBusiness Package features our full CRM solution and includes all Cobalt e-business products, unlimited user licenses for Lead Manager and myCarTools, as well as eDealer Academy training. It is the most advanced and comprehensive offering available from Cobalt.

  Custom Development Services

    Many of our clients request custom solutions or service upgrades to enhance our standard dealership Web site solution. To address this need, we provide graphic design, software customization, and other custom development services through our professional services organization. For example, multi-franchise dealer group Web sites generally require significant custom design and development work to enable the client to express and build the brand of their dealership, as well as the brands of the manufacturers the dealership represents. A group site may also provide the ability to search the aggregated inventory for all of the franchises represented by a dealership. We provide these custom development professional services on a per-project basis and typically charge fees based on the anticipated labor required to complete the project.

  CRM Tools

    Cobalt's suite of integrated products includes tools that enable dealers to successfully implement customer relationship management functions online. Our CRM tools are designed to integrate with our dealer clients' core Web site solution and assist dealers in realizing the lifetime value of their customers. Cobalt's CRM tools include:

  •
  Lead Manager helps dealers manage and respond to all of their leads, regardless of source (e.g. Internet, telephone, walk-in) through a single Internet-hosted software application. By integrating leads from multiple sources, dealers can service prospective customers and manage follow-up communications more effectively. Our Lead Manager product is an Internet-based software tool that helps dealers save time by organizing and tracking Internet leads and routing them to dealer sales staff members according to the dealer's business rules.

  •
  myCarTools is a personalized Web site that allows dealership customers to track maintenance and service records online. The Web site is automatically created and customized by the dealer for each consumer, but maintains the dealer brand imaging and provides the dealer with a direct means of interacting with customers.

  •
  Pick-or-Pass is an e-business service that provides dealers with a cost effective alternative to online buying services, giving dealers the ability to control their online lead costs and as a result increasing their return on investment associated with Internet leads. With Pick-or-Pass, dealers view the lead information and "pick" which leads they want to purchase, and "pass" on the unwanted leads, paying for only those leads they want to pursue. Leads are typically originated through participating third-party portal sites.

Data Extraction and Aggregation Services

    Collecting data from automobile dealer information systems and effectively managing that data is a complex task. In serving automotive dealers and manufacturers in this area of service, we provide a competitive advantage. Our data extraction and aggregation services entail collecting data from automotive dealer computer systems, aggregating the data and distributing that data for a variety of purposes. Our data extraction and aggregation services primarily consist of:

  •
  IntegraLink Data Collection Services

  •
  PartsVoice Business-to-Business Services

  IntegraLink Data Collection Services

    IntegraLink, a subsidiary of Cobalt, is a leading provider of automotive data collection and reporting, extracting data from the computer systems of automotive dealerships holding approximately 13,000 new vehicle franchises. IntegraLink specializes in collecting, normalizing and enhancing service, vehicle inventory, vehicle sales, parts and accounting data from automotive dealership management systems for Internet sites, one-to-one marketing, data analysis and data warehousing.

  PartsVoice Business-to-Business Services

    Cobalt's PartsVoice subsidiary specializes in aggregating and managing vehicle parts inventory data from thousands of automotive dealers to deliver value-added information services. The PartsVoice parts locator system is the largest database of original equipment manufacturer parts in the United States, housing more than 38 million parts from nearly 9,000 subscribing dealers. Through the PartsVoice parts locator, our manufacturer clients and dealership parts managers can access the database, through the Internet and our interactive voice response telephone system, to locate parts needed by their customers. In addition to the parts locator, we leverage our data management expertise and the parts database to provide services that allow our dealer clients to include a searchable parts inventory on their Web sites and that assist our clients in identifying and selling surplus parts inventory.

Other E-Business Products and Services

    Cobalt also provides other services that support the e-business needs of automotive dealers and manufacturers. The primary services in this category are:

  •
  Dealer Advisory Services

  •
  Internet Portals

  •
  MotorPlace Auto Exchange

  Dealer Advisory Services

    Cobalt's dealer training and consulting service, Dealer Advisory Services, offers best practices e-business training for automotive dealers and manufacturers. The customized e-business training programs include beginning, intermediate and advanced courses that are designed to help dealers maximize their e-business investments. The cornerstone of our training services is Cobalt's eDealer Academy. This course is designed for Internet sales managers and Internet sales representatives, and teaches these dealership personnel to use the Internet to improve sales closing ratios and better serve Internet shoppers. Dealer Advisory Services also provides, in conjunction with J.D. Power and Associates, customized in-person and online training in support of the dealer training initiatives of automotive manufacturers.

  Internet Portals

    Cobalt's expertise in Web site design, hosting and maintenance, combined with our ability to aggregate and manage vehicle inventory data from thousands of automotive dealers, positions us to create destination Internet portal sites for our own use and on a private label basis for clients. For the benefit of our automotive dealer and manufacturer clients we host and maintain MotorPlace.com, an online business management and industry information resource, providing access to Cobalt's Web site management and CRM applications, MotorPlace Auto Exchange, and the PartsVoice parts locator. We also host and maintain an automotive research portal, DealerNet.com, that allows consumers to search an online inventory of more than one million new and used vehicles, locate local dealers and conduct research on automobiles. DealerNet.com serves as a platform for private-label sites for NADA as well as several automobile clubs and media companies.

  MotorPlace Auto Exchange

    MotorPlace Auto Exchange is an online marketplace that allows auto-leasing companies and other institutional owners of automobiles to market and sell wholesale used vehicles to automotive dealers before they are shipped to auction. MotorPlace Auto Exchange offers dealers and lessors an alternative to traditional auctions, providing greater convenience and cost savings over the traditional model. An initial iteration of MotorPlace Auto Exchange is in commercial release and we expect to engage in substantial development of an enhanced release during 2001. We initiated development of MotorPlace Auto Exchange in August 2000 in conjunction with GE Capital, however, we expect that the agreement with GE Capital will be terminated due in part to the dissolution of the after-market auto finance and leasing segment of GE Capital. We anticipate that we will assume full development and operational responsibility for MotorPlace Auto Exchange effective in the first quarter of 2001.

Sales and Customer Support

Customers

    Cobalt's customers are the traditional participants in the retail automotive industry: dealers and manufacturers. Our e-business services are primarily provided to automotive dealers in connection with an endorsement from a manufacturer with whom the dealer is affiliated. Our product development and our sales strategies are built around our belief that the best way to effectively market to and service consumers in the digital age is for dealers and manufacturers to work together and share resources. The level of integration between dealer and manufacturer initiatives varies by manufacturer from simple online advertising guidelines for dealers to manufacturer programs that actively control and pay for their dealers' use of online marketing services, data services and CRM tools. As of March 14, 2001 we provided Internet applications and professional services to 8,800 dealers and maintained endorsed relationships with 14 manufacturers. Our largest single client is DaimlerChrysler Corporation. In 2000, DaimlerChrysler accounted for 20% of our revenues, for which we provided a full suite of e-business services, including data collection and aggregation services and Web sites to DaimlerChrysler and Mercedes Benz dealers.

Sales Organization

    Our products and services are primarily sold through our field sales and account services organizations, which consist of professionals based in the field as well as in our Seattle, Washington and Detroit, Michigan offices. Account services personnel based in our corporate offices are principally responsible for initiating and managing our relationships with our automotive manufacturer and large dealer group clients. Our field sales staff is principally responsible for initiating direct contact with our individual dealership and smaller dealer group clients. The account services staff is organized into an Eastern and Western region, with individual account executives assigned to specific manufacturers and dealer groups. The field sales organization is organized into 53 geographic territories within 6 regions. As of March 14, 2001 we had 31 personnel in our account services organization and 63 sales staff in our field sales organization.

Customer Support

    Our customer support efforts include both our eCare client service department as well as field-based service consultants. Our Seattle based eCare department, made up of 84 individuals as of March 14, 2001, responds to client requests including service, production, training and billing questions, and updates or changes to client Web sites. In addition, as of March 14, 2001, 29 service consultants provided our field-based support. These consultants call on dealers and provide training and other services in support of our manufacturer endorsed relationships.

Product Development and Technology

    Cobalt's product development expenditures for 2000, 1999 and 1998 were $7.7 million, $3.2 million and $961,000, respectively. Our product development program includes efforts to create new types of products and services as well as to expand and improve our current product and service offerings. We believe that strong software development capabilities are essential to implementing our strategy of expanding our customer base, selling more of our services to our existing customers and expanding our service offerings. We spend a substantial amount of time and resources on the development of new products and services. In an effort to increase our ability to develop and bring new products and services to market rapidly, we maintain an office in Austin, Texas dedicated to new product development. We believe that our future success will depend in significant part on our ability to improve the performance, functionality and reliability of our e-business products and services.

    Since mid-2000, we have increased our product development investments in the following areas:

  •
  Core Technology. In mid-2000 we began work on the development of an all-new technology platform for Cobalt's Internet applications services. We believe that this project will improve Cobalt's competitive position. Among other things, we believe the development of our core Internet applications technology will help us continue to scale our operations to support more customers, increase the rate and efficiency of new product development and create barriers to competitive entry through technological leadership. During 2000 we spent $5.1 million on this project and we expect to spend an additional $6.0 million during 2001.

  •
  MotorPlace Auto Exchange. On August 18, 2000, we entered into an agreement with GE Capital to develop, operate and market MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. During 2000 we jointly spent a total of $600,000 in development on this venture. We anticipate that during the first quarter of 2001, we will terminate our agreement with GE Capital and assume full control over the development and operations of MotorPlace Auto Exchange. During 2001, we expect to spend an additional $2.2 million on the development of MotorPlace Auto Exchange web site and related software.

Intellectual Property

    We regard substantial elements of our product and service offerings as proprietary and believe that they are protected by intellectual property rights including trademark, service mark, copyright, and trade secret laws, and contractual restrictions on their use by licensees and others. Although from time to time we may apply for registration of our trademarks, service marks, and copyrights with the appropriate U.S. agencies, we do not rely on such registrations for the protection of these intellectual property rights. We generally enter into confidentiality agreements with our employees and consultants and with third parties in connection with our business operations. These confidentiality agreements generally seek to control access to, and distribution of, our technology, documentation, and other confidential information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use or disclose to others our confidential information without authorization or to develop similar technology independently. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or trademarks or to determine the validity and scope of the intellectual property rights of others. Furthermore, our business activities may infringe upon the proprietary rights of others and other parties may assert infringement claims against us, including claims that our products or services infringe the patents, trademarks, service marks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, might subject us to significant liability for damages, might result in invalidation of our intellectual property rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and have a material adverse effect on our business, results of operations and financial condition.

    We currently license from third parties technologies and information incorporated into our products and services. As we continue to introduce new services that incorporate new technologies and information, we will likely be required to license additional technology and information from others. We cannot assure you that these third-party technology and information licenses will continue to be available to us on commercially reasonable terms, if at all. Additionally, we cannot assure you that the third parties from which we currently license our technology and information will be able to defend their proprietary rights successfully against claims of infringement or invalidity. If any of these technology and information licenses are not available to us in the future, we may be delayed in introducing, or fail to introduce, new features, functions or services. It could also adversely affect the performance of our existing services until equivalent technology or information can be identified, obtained and integrated.

Competition

    Cobalt's competitors range from large enterprise software providers to start-up companies focused on certain narrow segments of the retail automotive market.

    The market for Internet applications and professional services customized for the automotive industry is characterized by a few broad-based suppliers offering a wide range of technology products to automotive dealers, as well as smaller technology companies with narrower or specialized product offerings. Principal competitors in the Internet applications and professional services market include The Reynolds and Reynolds Company ("Reynolds"), Automated Data Processing, Inc. ("ADP"), Classified Ventures, LLC, AutoTrader.com, LLC and a number of regionally focused Web site development firms and application providers. In addition, we expect increasing competition from enterprise software companies including Siebel Systems, Inc., International Business Machines Corporation, and Microsoft CarPoint.

    Competitors in the data extraction and aggregation market include Reynolds and Digital Motorworks, Inc. Two new entrants to the market include ChoiceParts, LLC, a consortium of Reynolds, ADP and CCC Information Services and OEConnect, LLC, a consortium of Bell and Howell Co., DaimlerChrysler Corporation, Ford Motor Company and General Motors Corporation.

    In the market for automotive dealer training, our competition includes divisions of Reynolds, Maritz Inc. and Sandy Corporation. MotorPlace Auto Exchange faces competition from established companies such as Auto Trade Center, Inc., Manheim Auctions, Inc. and from new entrants such as Autodaq, Inc. and TradeOut, Inc.

    The market for providing e-business products and services is relatively new and rapidly evolving. We anticipate competition in the market for automotive retailing industry Internet services will increase over time. Barriers to entry on the Internet are relatively low, and we will likely face competitive pressures from numerous companies, particularly those with existing data aggregation capabilities that may be easily integrated with Internet services. Furthermore, our existing and potential competitors may develop offerings that are perceived as better than our services or otherwise achieve greater market acceptance.

Employees

    As of March 14, 2001, Cobalt had 574 full time employees. We also engage independent contractors primarily for database management, Web site production, and programming activities. We consider our relations with our employees to be good. We have never had a work stoppage, and no employees are represented under collective bargaining agreements.

Risk Factors

    You should carefully consider the risks and uncertainties described below and the other information in this report in evaluating our business, operations and prospects.

Our limited operating history and unproven, evolving business model make it difficult to evaluate our prospects.

    We began offering our services in March 1995. We must achieve broad market acceptance of our services and continue to expand our service offerings for our business to succeed. Although our client base represents a significant percentage of the total franchised automotive dealer community in the United States, many of our dealer clients have been clients for only a short time. Furthermore, several of our newest product offerings and strategic initiatives, particularly MotorPlace Auto Exchange, are not yet in full commercial release or have yet to be proven in the marketplace. We cannot assure you that our new and planned future offerings will be successful or that our broader business model, as it evolves, will succeed.

We have a history of losses and may never achieve or maintain profitability. If we continue to lose money, our operations will not be financially viable.

    We have incurred net losses each year since we began operations and we expect that we will not be profitable at least through 2001. We cannot guarantee that our business strategy will be successful or that we will ever achieve or maintain significant revenues or profitability. We had a net loss of $25 million for the year ended December 31, 2000. As of that date, we had an accumulated deficit of $67 million. We have not had operating profits on a quarterly or annual basis. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenue increases and control expenses to achieve and maintain profitability.

We have relied primarily on issuances of equity securities to finance our operations and may need to raise additional capital to fund our future operations. Any failure to obtain additional capital when needed or on satisfactory terms could damage our business and prospects.

    We do not generate sufficient cash to fully fund operations. Although we believe that our cash reserves, combined with amounts available under our commercial lending facility with Silicon Valley Bank, will be adequate to fund our operations for the next twelve months, such sources may be inadequate. To date we have financed our operations principally through the issuance of equity securities, through the sale of corporate assets, and through borrowings and expect that we may need to raise additional capital in the future to fund our ongoing operations. In October 2000 we issued 2,187,289 shares of common stock to private investors. If we issue additional securities in connection with strategic relationships or to raise additional capital, the percentage ownership of our then current shareholders will be reduced.

    Our future capital requirements depend on many factors, including the extent of our efforts to develop our new Internet application services technology platform, the rate at which we develop and deploy MotorPlace Auto Exchange, the extent to which we expand our other product and service offerings, the occurrence, timing, size and success of acquisitions, and the effect of competition on our performance. Any difficulty in obtaining additional capital when needed or on satisfactory terms could force us to curtail our operations or prevent us from pursuing our growth strategy.

We expend considerable resources in the development of our technology infrastructure, our services and the pursuit of strategic opportunities. Development efforts that take longer than expected to complete or that are unsuccessful could negatively affect our results of operations and financial condition.

    We are engaged in the development of a new technology platform to support our Internet application services. In aggregate, we expect this project alone will cost approximately $11 million. The time, expense and effort associated with developing and implementing this new technology infrastructure, as well as our product and service offerings and strategic initiatives, may exceed our expectations. The length of the development cycle varies depending on the nature and complexity of the product, service or initiative, the availability of development, marketing and other internal resources, and the responsiveness of strategic or technology partners. Larger more complex products, services or initiatives, such as the development of our technology infrastructure and the development of MotorPlace Auto Exchange, tend to have longer development cycles. Any delay or failure in developing or implementing these products, services or initiatives would have a negative effect on our results of operations and financial condition.

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

Any failure to build strong relationships with current and prospective automotive dealer and manufacturer clients could limit our growth prospects and adversely affect our business.

    For our business to succeed, we must continue to develop relationships with franchised automotive dealers. We derive a substantial portion of our revenues from fees paid by our automotive dealer clients and our future growth depends in part on expanding our base of dealer clients. We also must maintain close working relationships with automotive manufacturers. While we have established relationships with a number of manufacturers, these relationships are relatively new and we have little experience in maintaining them. In addition, manufacturers may elect to implement their own Internet strategies, which could reduce our potential client base. For example, during 2000 General Motors Corporation announced its intent to create a subsidiary focused solely on providing technology solutions, including e-business services such as dealer Web sites, to franchised General Motors dealers.

Excessive turnover of our dealer clients could increase our costs, damage our reputation and slow our growth.

    Our service agreements with dealers generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealer client turnover. During 2000, approximately 900 Web sites, or 10.6% of our total Web sites as of year-end, were terminated. Our rate of dealer client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealers purchasing our services could have a material adverse effect on our business, results of operations, and financial condition.

We will face intense competition and, if we are unable to compete successfully, our business will be seriously harmed.

    Our Internet applications and professional services compete with services offered by large enterprise software providers such as Reynolds and ADP as well as local and regional Web site development firms and application providers. We may also be perceived by some dealers as competitors of automobile sales lead generation services such as autobytel.com, Inc., Microsoft CarPoint and Autoweb.com, Inc. if these dealers maintain a distinct Internet marketing budget. Our data extraction and aggregation services compete with services provided by Reynolds, ADP and Digital Motorworks, Inc. In 2000, established industry participants announced the formation of two new businesses to provide parts e-commerce services to the automotive industry. ChoiceParts, LLC was formed by Reynolds, ADP and CCC Information Services Corporation and OEConnect, LLC was formed by Ford, General Motors, DaimlerChyrsler and Bell and Howell Co. If implemented, these businesses could adversely affect usage of the PartsVoice parts locator service and significantly impair the growth of our data extraction and aggregation services. We anticipate that competition in the market for automotive industry Internet services will increase significantly over time. Barriers to entry on the Internet are relatively low, and we expect to face competitive pressures from numerous companies, particularly those with data aggregation capabilities that may be readily integrated with Internet services. Furthermore, our existing and potential competitors may develop offerings that equal or exceed the quality of our offerings or achieve greater market acceptance than ours. Many of our current and future competitors have and will continue to have substantially greater capital, resources and access to additional financing than we do or will. We cannot assure you that we will be able to compete successfully against our current and future competitors or that competition will not have a material adverse effect on our business, results of operations or financial condition.

If automotive manufacturers decide to provide Internet applications or data extraction and aggregation services directly to their dealer networks our revenues and growth prospects will be severely impaired.

    It is possible that some, or all, automotive manufacturers may attempt to provide services comparable to those that we provide to our clients. If this occurs, our ability to maintain or expand our client base and revenues will be impaired. In 1997, DaimlerChrysler announced an internal initiative to bring elements of our parts locator service in-house. We believe that this initiative will significantly reduce our contract revenues from parts data services that we currently provide to DaimlerChrysler dealers. In 1998, DaimlerChrysler elected to host the parts locator data internally, although we continue to extract and aggregate parts inventory from its dealers. In both 2000 and 1999, revenues from parts data services provided to the MOPAR division of DaimlerChrysler represented approximately 13% of our revenues. Manufacturers may choose to provide competitive services directly or through affiliation. For example, if OEConnect is implemented, it may result in a significant reduction in the data extraction and aggregation services we provide to dealers affiliated with the major domestic automotive manufacturers.

Any failure to manage our growth effectively will adversely affect our business and results of operations.

    We are experiencing rapid growth that places significant strain upon our management and operational systems and resources. Failure to manage our growth effectively would have a material adverse effect upon our business, results of operations and financial condition. Our ability to compete effectively as a provider of Internet applications and professional services to the automotive industry and to manage future growth will require us to continue to improve our operational systems, product development organization and our financial and management controls, reporting systems and procedures. We may fail to make these improvements effectively. Additionally, our efforts to make these improvements may divert the focus of our personnel.

    Our relationships with clients and strategic partners are frequently informal and are subject to frequent change. These changes are also often informal. A practice of entering into verbal agreements and of modifying or terminating past agreements by verbal agreement has resulted in the past, and may result in the future, in disputes regarding the existence, interpretation and circumstances regarding modification or termination of commercial contracts. If our relationships with clients or strategic partners evolve in an adverse manner, if we get into contractual disputes with clients or strategic partners or if any agreements with such persons are terminated, our business could suffer.

    We recently have hired a significant number of new employees, including key executives, and we will continue to add personnel to maintain our ability to grow in the future. Since March 2000, we have added a number of key managerial, technical and operations personnel, including our Executive Vice President and Chief Financial Officer, as well as our Executive Vice President of Sales and Account Services, Vice President of Human Resources, Vice President and General Manager of PartsVoice, Vice President and General Manager of IntegraLink, Vice President of Account Services—East, Vice President of Account Services—West, Vice President of Marketing, Vice President and General Manager of MotorPlace Auto Exchange and Vice President of Creative Services. We must integrate our key executives into a cohesive management team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We cannot guarantee that we will be able to do so successfully. To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. We will also need to expand, train and manage our growing employee base, particularly our finance, administrative and operations staff. Further, we must manage effectively our relationships with our dealer, dealer group and manufacturer clients and other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer.

Our quarterly results likely will fluctuate, which may subject the market price of our common stock to rapid and unpredictable change.

    As our business grows and the market for Internet applications and professional services matures, we expect that our quarterly operating results will fluctuate. Factors that we expect to lead to such period-to-period changes include:

  •
  the level of demand in the automotive industry for Internet applications, professional services and data extraction and aggregation services;

  •
  the amount and timing of increased expenditures for expansion of our operations, including the hiring of new employees, capital expenditures and related costs;

  •
  the rate and volume of additions to our client base;

  •
  our ability to continue to enhance, maintain and support our technology;

  •
  the amount and timing of expenditures by clients for our services;

  •
  the introduction of new products or services by us or our competitors;

  •
  our ability to attract and retain personnel with the necessary technical, sales, marketing and creative skills required to develop our services and to service our clients effectively;

  •
  technical difficulties with respect to the Internet or infrastructure; and

  •
  economic conditions generally and those specific to the automotive industry.

    We expect our business to experience seasonality, reflecting seasonal fluctuations in the automotive industry, Internet and commercial online service usage and advertising expenditures. In addition, because we only began operations in March 1995, and because the market for automotive e-business services such as ours is new and evolving, it is very difficult to predict future financial results. Due partly to our investments in our technology infrastructure and to our development of MotorPlace Auto Exchange, we plan to significantly increase our technology and development, sales and marketing, as well as general and administrative expenses during the remainder of the year 2001. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall. If this were to occur, our results of operations would be significantly affected.

We may fail to retain our key executives and to attract and retain technical personnel, which would adversely affect our business and prospects.

    The loss of the services of one or more of our executive officers could have a material adverse effect on the development of our business and, accordingly, on our operating results and financial condition. We generally do not enter into employment agreements with our key executive officers and cannot guarantee that we will be able to retain them. Qualified technical personnel are in great demand throughout the Internet industry. Our future growth will depend in large part upon our ability to attract and retain highly skilled technical and engineering personnel. Our failure to attract and retain the technical personnel that are integral to our expanding development needs may limit the rate at which we can develop new products and services, which could have a material adverse effect on our business, results of operations and financial condition.

If we become unable to extract data from our clients' internal management systems, the value of our services would decrease dramatically.

    A significant component of our business and revenues depends on our ability to extract various data types from our clients' internal management systems. Most dealer information management systems have been developed and sold by Reynolds and ADP and our ability to access these systems is essential to the success of our data extraction and aggregation service offerings. It is possible that new products, services or information management systems installed by dealers could limit or otherwise impair our ability to collect data from dealers. This could have a material adverse effect on our business, results of operations and financial condition.

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

    Our product and service offerings depend on complex software, both internally developed and licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are created. Although we conduct extensive testing, we may not discover software defects that affect our new or current products and services or enhancements until after they are deployed. These defects could cause service interruptions, which could damage our reputation or increase our service costs. They also could cause us to lose revenue and divert our development resources.

Economic trends that negatively affect the automotive retailing industry may adversely affect our business by decreasing the number of automotive dealers purchasing our products and services, decreasing the amount our clients spend on our products and services, or both.

    Purchases of new vehicles are typically discretionary for consumers and may be particularly affected by negative trends in the economy. The success of our business will depend upon a number of factors influencing the spending patterns of automotive dealers and manufacturers for marketing and advertising services. These patterns are in part influenced by factors relating to discretionary consumer spending for automotive purchases, including economic conditions affecting disposable consumer income, such as employment, wages and salaries, business conditions, interest rates and availability of credit for the economy as a whole and in regional and local markets. Because the purchase of a vehicle is often a significant investment, any reduction in disposable income and the impact such reduction may have on our clients may affect us more significantly than businesses serving other industries or segments of the economy.

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

    Due to concerns arising from the increasing use of the Internet, a number of laws and regulations have been and may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. Failure by our clients or us to comply with such laws and regulations could subject us to legal action, including fines, and could cause us to expend management and other resources. In addition, such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. Further, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might attempt to regulate Internet transmissions or levy sales or other taxes relating to Internet-based activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. We cannot assess the impact of any future regulation of the Internet on our business.

Our principal shareholder and its affiliates will continue to influence matters affecting us, which could conflict with your interests.

    As of March 14, 2001, E.M. Warburg, Pincus & Co., LLC beneficially owned approximately 45% of our issued and outstanding common stock and is able to exercise significant influence over us, including on matters submitted to our shareholders for a vote, such as:

  •
  the election of our board of directors;

  •
  the removal of any of our directors;

  •
  the amendment of our articles of incorporation or bylaws; and

  •
  the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

    Actions taken by Warburg could conflict with interests of other shareholders. As a result of Warburg's significant shareholdings, a potential acquirer could be discouraged from attempting to obtain control of us, which could have a material adverse effect on the market price of our common stock.

Our stock price may be volatile, which could result in substantial losses for individual shareholders and would increase the likelihood that we will be subject to securities class action litigation.

    The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of new products or services by us or our competitors, market conditions in the automotive industry, changes in financial estimates by securities analysts or other events or factors, many of which are beyond our control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and services companies and that often have been unrelated to the operating performance of these companies.

    In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources, and could cause our stock price to decline.

ITEM 2. PROPERTIES

    In January 2000 we relocated our principal offices in Seattle, Washington to a building in which we lease approximately 76,073 square feet. The current lease commenced on August 24, 1999 and expires on December 31, 2005. The Seattle offices serve as our corporate headquarters and house executive, administrative, research and development, sales and marketing, and customer support functions.

    In July 2001 we moved our operations in Austin, Texas to our current location in which we lease approximately 9,962 square feet. The lease expires on May 23, 2005. We use the space primarily for research, development, and general business activities.

    Our PartsVoice subsidiary operates from approximately 9,120 square feet of office space in Portland, Oregon, which is leased through November 30, 2002.

    On August 1, 2000, we entered into a five-year lease agreement for approximately 3,091 square feet of office space in Troy, Michigan. Our Michigan offices house sales and account services personnel.

    Our IntegraLink subsidiary operates from office space in Columbus, Ohio that we lease on a month-to-month basis.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information with respect to the executive officers of the Company as of March 14, 2001.

    John W.P. Holt, age 44, has been Cobalt's Chief Executive Officer and President since January 2000. Before that he served as Cobalt's Co-Chief Executive Officer and Director after co-founding Cobalt in March 1995. Prior to founding Cobalt, Mr. Holt was Director of Affiliate Label Publishing for IVI Publishing, Inc. from March 1994 to February 1995. Before that he served as Vice President of Growth and Development at Oceantrawl, Inc. from 1989 to 1993. Mr. Holt holds an M.P.P.M. degree from The Yale School of Organization and Management and a B.A. degree in English from Bowdoin College.

    Rajan Krishnamurty, age 43, has been Cobalt's Chief Technology Officer and Executive Vice President since January 2000. Prior to that, from December 1998 to January 2000, Mr. Krishnamurty served as Cobalt's Vice President of Development. From 1997 to 1998, Mr. Krishnamurty was a Manager of Test Execution for Perot Systems Corporation. From 1976 to 1997, Mr. Krishnamurty held various management positions at International Business Machines Corporation, including General Manager of Professional Services, India and Program Director of Power Personal Systems in Austin, Texas. Mr. Krishnamurty holds an M.S. degree in Electrical Engineering from the University of Texas and a B.S. degree in Electrical Engineering from the University of Houston.

    Terrence E. Smail, age 57, has been Cobalt's Executive Vice President of Sales and Account Services since May 2000. Prior to joining Cobalt, Mr. Smail served as Senior Vice President of Etak, Inc. from June 1998 to May 2000. From January 1997 to November 1997 he served as Vice President of Sales and Marketing at Rodeer Systems, Inc. and from September 1993 to December 1996, Mr. Smail served as Executive Vice President at OptImage/Xaos Tools, Inc. Mr. Smail holds an M.B.A. degree and a B.A. degree in Political Science from the University of Colorado, Boulder.

    David S. Snyder, age 40, has been Cobalt's Executive Vice President and Chief Financial Officer since May 2000. Prior to that, from September 1997 to May 2000, Mr. Snyder served as Senior Vice President and Chief Financial Officer of Strategic Hotel Capital, LLC. From September 1996 to August 1997, Mr. Snyder was Executive Vice President, Chief Financial Officer, and Chief Operating Officer of Equity Capital Holdings, LLC. Mr. Snyder holds an M.B.A. degree from the Harvard Graduate School of Business Administration and a B.S. degree in Economics from Ottawa University.

    Michael D. Bell, age 43, has been Cobalt's Vice President and General Manager of PartsVoice since April 2000. Before that, from 1991 to 2000 Mr. Bell held various positions at Bell and Howell, Co., including Vice President of Automotive eCommerce, Director of Product Marketing, National Account Manager, Account Systems Engineer, and Program Manager. Mr. Bell holds an A.A.S. degree in Electronics from the National Institute of Technology.

    Kevin M. Distelhorst, age 39, has been Cobalt's Vice President and General Manager of IntegraLink since April 2000. From January 2000 to April 2000, he served as Cobalt's Director of National Accounts and General Manager of IntegraLink. From October 1998 to January 2000 Mr. Distelhorst was Chief Executive Officer and co-founder of IntegraLink, Inc. Prior to founding IntegraLink, Mr. Distelhorst held a variety of management positions with the Reynolds and Reynolds Company from 1994 to 1998. Mr. Distelhorst received an M.B.A. degree from the Wharton School of the University of Pennsylvania and a B.S. degree in Business/Accounting from Ohio State University.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Dividends

    Cobalt's common stock began trading on the Nasdaq National Market under the symbol CBLT on August 5, 1999. The following table lists the high and low price per share, as well as the closing price, for Cobalt's common stock as reported by the NASDAQ National Market for the periods indicated.

	High	Low	Close
Year Ended December 31, 1999
Third Quarter	$18.50	$7.31	$9.66
Fourth Quarter	10.50	5.50	9.38
Year Ended December 31, 2000
First Quarter	34.00	8.50	11.88
Second Quarter	12.75	5.31	6.88
Third Quarter	7.25	3.44	3.50
Fourth Quarter	4.13	0.88	1.13

    At March 14, 2001, there were 132 shareholders of record of Cobalt's common stock.

    Cobalt has not paid cash dividends on its capital stock. Cobalt currently intends to retain all available funds for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

    Between January 1, 2000 and December 31, 2000, we issued and sold the following unregistered securities on the dates and for the consideration indicated:

  •
  On January 14, 2000, Cobalt issued 85,000 shares of common stock to three individuals in connection with Cobalt's acquisition of IntegraLink, Inc.

  •
  On May 1, 2000 Cobalt issued 258,164 shares of common stock to DaimlerChrysler Corporation in connection with a strategic agreement. In addition, Cobalt issued to DiamlerChrysler two warrants to purchase 688,437 and 516,328 shares of its common stock at $10.03 and $12.53 per share, respectively. A third warrant to purchase 249,559 shares at $15.04 per share is contingent upon DaimlerChrysler's exercise of its option to renew the agreement.

  •
  On June 26, 2000 Cobalt issued warrants to purchase 693,983 shares of common stock at an exercise price of $6.86 per share to Warburg, Pincus Equity Partners, L.P., Riverside Partnership, Third Point Partners L.P., Third Point Offshore Fund Ltd., and Points West International Investments Ltd. in connection with a securities purchase agreement. On October 31, 2000, Cobalt issued 2,187,289 shares of common stock to the same investors at a price of $6.86 per share pursuant to the securities purchase agreement.

  •
  On August 18, 2000, in connection with the purchase of a software license and a strategic agreement, Cobalt issued to General Electric Capital Auto Financial Services Corporation 258,520 shares of common stock and warrants to purchase 400,000 shares of common stock. The exercise price of the warrants is $6.50 per share and the warrants expire on December 31, 2005.

  •
  From October 22, 2000 through December 31, 2000, Cobalt granted stock options to purchase an aggregate of 1,459,351 shares of common stock to employees with exercise prices ranging from $1.88 to $3.69 per share pursuant to our 2000 Stock Incentive Plan in consideration for services rendered.

    No underwriters were used in connection with these sales and issuances. The sales and issuances of these securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 promulgated thereunder on the basis that the options were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

Use of Proceeds

    On August 4, 1999, Cobalt's registration statement on Form S-1, file No. 333-79483, became effective. As of December 31, 2000, we realized and used the proceeds from our initial public offering as follows:

(in thousands)
Proceeds from sale of 4,500,000 shares, less underwriters' discounts of $3,465,000	$46,035
Proceeds from the direct sale to General Electric Capital Assurance Company	5,000
Expenses related to the initial public offering	(564)

Total proceeds	$50,471

Use of proceeds:
Repayment of PartsVoice acquisition notes	$23,000
Repayment of notes payable	3,600
Payment of preferred stock dividends to related parties	2,100
Payment of management fee to related party	150
Acquisition of capital assets	7,350
Investment in IntegraLink	1,614
Working capital	12,657

Use of proceeds	$50,471

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read together with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share amounts)
Revenue	$41,481	$23,286	$6,245	$1,711	$312
Cost of revenue	8,283	4,819	1,199	285	51

Gross profit	33,198	18,467	5,046	1,426	261
Operating expenses
Sales and marketing(1)	21,832	11,591	4,048	1,740	286
Product development(2)	7,691	3,168	961	361	125
General and administrative(3)	19,836	13,199	4,328	1,592	676
Amortization of intangible assets	5,751	3,696	299	22	—
Intangible asset impairment charge	9,742	—	—	—	—
Stock-based compensation	909	2,806	806	406	—

Total operating expenses	65,761	34,460	10,442	4,121	1,087

Loss from operations	(32,563)	(15,993)	(5,396)	(2,695)	(826)
Interest expense	(411)	(993)	(93)	(17)	(2)
Interest income	1,203	475	142	47	—
Gain on sale of assets	8,658	—	1,626	—	—
Common and preferred stock repurchase premium	—	—	(1,384)	—	—
Other income, net	(67)	10	—	—	—

Net loss before cumulative change in accounting principle	$(23,180)	$(16,501)	$(5,105)	$(2,665)	$(828)

Basic and diluted net loss per share before cumulative change in accounting principle	$(1.29)	$(2.26)	$(4.74)	$(0.77)	$(0.24)

Net loss after cumulative change in accounting principle	$(25,344)

Basic and diluted net loss per share after cumulative change in accounting principle	$(1.41)

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,557	$14,224	$5,756	$241	$4
Working capital (deficit)	13,367	13,828	5,534	(1,264)	(712)
Total assets	57,926	54,032	10,062	1,951	168
Long-term obligations, net of current portion	1,896	1,245	557	424	51
Mandatorily redeemable stock	—	—	31,162	2,439	—
Total shareholders' equity (deficit)	42,255	45,585	(24,242)	(2,897)	(651)

(1)
Excluding stock-based compensation of $130, $737, $247, $26 and $0, respectively.

(2)
Excluding stock-based compensation of $173, $498, $90, $15 and 0, respectively.

(3)
Excluding stock-based compensation of $545, $1,457, $441, $360 and $0, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors" beginning on page 10. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to update forward-looking statements.

Overview

General

    We are a leading provider of e-business products and services to the automotive industry. We evolved from a provider of Internet-based marketing services to the marine, real estate and automotive communities to be singularly focused on providing Internet applications and professional services to automotive dealers and manufacturers. Our products include feature-rich Web sites, Internet-based software applications, and customer relationship management tools for automotive dealers. Also included in our product line are PartsVoice e-commerce services for original equipment manufacturer parts, IntegraLink data collection, normalization, and reporting services, MotorPlace Auto Exchange wholesale vehicle remarketing services, and Dealer Advisory Services e-business training and consulting services for manufacturers and dealers.

    We currently provide Internet-hosted applications and professional services to approximately 8,800 automotive dealer clients and we are the manufacturer-endorsed provider of e-business solutions for the dealership networks of 14 automotive manufacturers. We also offer a variety of packaged e-business solutions that are endorsed by the National Automobile Dealers Association. Our IntegraLink data extraction and aggregation services are used to collect data from approximately 13,000 new vehicle franchises. The PartsVoice parts locator database contains over 38 million parts. In total, we provide our services to clients representing approximately 15,000 new vehicle franchises.

Sources of Revenue and Revenue Recognition Policy

    We derive our revenues from fees charged to our automotive dealer and manufacturer clients. Our current service offerings include: comprehensive Internet applications and professional services; data extraction, aggregation and management services; and other services such as dealer training, placement of advertisements and an online wholesale vehicle exchange. The majority of our services are sold to clients under short-term service agreements. We believe that continued revenue growth will be primarily attributable to growth in revenues from our Internet applications and professional services offerings. We anticipate that these additional revenues will primarily come from individual dealer sales and sales resulting from manufacturer endorsements. The scope and timing of manufacturer endorsements and their related activities may cause variations in our revenue growth rates.

    In the fourth quarter of 2000, we implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which we adopted retroactively to January 1, 2000. Previously, we recognized revenue on initial set-up fees and custom projects at the time of activation. After the adoption of SAB 101, we amortize set-up fees for Internet applications ratably over the estimated customer life of three years, and professional service fees for custom projects over the estimated project life of two years.

    Revenues are reported after adjustments to amounts billed relating to the non-cash amortization of securities issued pursuant to our agreement with DaimlerChrysler Corporation. The warrants and common stock issued in connection with that agreement were valued at $14.6 million and are being amortized ratably with billings over the initial term of the agreement, which expires December 31, 2002.

Cost of Revenues and Operating Expenses

    Our cost of revenues consists of the costs associated with production, maintenance and delivery of our services. These expenditures include personnel costs related to production, processing and design, depreciation of Web and database servers used to host client data, expenses related to data transfer, royalties and fees payable to third parties, banner advertising, and site content licensing fees.

    As we continue to expand our client base and improve our Web site technology platform, we expect to leverage our technology platform, which we believe will maintain or improve our gross margin. In addition, our gross margin may be affected if we continue to experience increasing demand for custom design and development projects, which carry higher costs. As we respond to customer demand for these professional services, our product mix may shift, which could cause our gross margin to decline. In addition, strategic new services that we offer may have lower margins than our current service offerings.

    Our sales and marketing expenses consist primarily of salary and commissions for our sales staff. In addition, our sales and marketing expenses include the cost of travel associated with our sales force as well as advertising and public relations costs for the entire organization.

    Product development costs primarily consist of personnel dedicated to our product development initiatives, as well as outside consulting services to support our development efforts. Product development costs related to our Web site technology platform are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"). This statement provides that certain costs associated with the development of software for internal use should be capitalized, including both internal and external costs in the installation, coding and testing phases. However, costs related to the research and definition of project parameters, as well as the transfer of data to new software are not capitalized and are expensed as incurred. Costs related to the development of our internal Web sites are accounted for in accordance with Emerging Issues Task Force Issues Summary 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02"). We expense all costs incurred that relate to the planning and post-implementation phases of Web site development. Costs incurred in the development phase are capitalized and recognized over the Web site's useful life if the Web site is expected to have a useful life beyond one year.

    Our general and administrative expenses consist primarily of staff and management costs, facilities expenses and depreciation charges. The intangible asset amortization charges are associated with our acquisitions of PartsVoice, IntegraLink and DealerNet.

Acquisitions and Dispositions

    In January 2000 we purchased IntegraLink Corporation, which enhanced our data acquisition capabilities and provided access to additional clients. Aggregate purchase consideration and expenses consisted of $1.85 million in cash and 85,000 shares of our common stock valued at $22.00 per share, for a total purchase price of $3.7 million. The IntegraLink acquisition was accounted for as a purchase transaction, and substantially the entire purchase price was allocated to intangible assets.

    In January 2000 we sold the assets of our YachtWorld.com operation to Boats.com, Inc. The sale provided capital for investment in our core business. The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. We also received warrants to purchase 473,455 shares of Boats.com common stock. The first note installment of $3.5 million was paid on March 27, 2000. A second payment, in the amount of $2.5 million, was received on September 29, 2000. As of December 31, 2000 we had recognized a gain on the sale of YachtWorld.com of $8.7 million, which represents the cash paid, net of transaction expenses. Due to the risk associated with collection, we recognize the gain associated with the sale of YachtWorld.com as payments are received. We have deferred the recognition of gains related to the unpaid consideration. Amounts that are outstanding under the note receivable are offset by deferred gain for financial statement presentation.

    On April 30, 1999, we acquired all of the equity interests in PartsVoice, LLC whose principle business is vehicle parts data aggregation and management services. We paid purchase consideration of $30 million for the PartsVoice equity. The aggregate purchase price was allocated to the net assets acquired, based on their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets. At the time of acquisition we anticipated significant revenue growth from PartsVoice. However, higher than projected client attrition rates and weaker than anticipated new sales resulted in a net decrease in subscribers and revenues. Due to these changes in the results and prospects of our PartsVoice business, we evaluated the carrying amounts of the intangible assets related to the PartsVoice acquisition in accordance with guidance provided by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Impairment Charges" ("SFAS No. 121"). As a consequence of this evaluation, we recognized an impairment charge of $9.7 million related to the intangible assets of PartsVoice during the third quarter of 2000. This charge was allocated entirely to goodwill.

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

    The value of the common stock and warrants issued in connection with the DaimlerChrysler agreement totaled $14.6 million. We amortize this amount ratably as billings are rendered over the initial term of the agreement. The $14.6 million valuation does not attribute value to the third warrant because its exercisability is contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the renewal period.

MotorPlace Auto Exchange

    On August 18, 2000, we entered into an agreement with GE Capital to jointly develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. In conjunction with the agreement, we purchased a software license from GE Capital in exchange for 258,520 shares of our common stock valued at $4.81 per share, resulting in an aggregate purchase price of $1.2 million. The purchase price for the software license is amortized to cost of revenues over the life of the software, estimated to be three years. In connection with this agreement, we also issued 400,000 warrants to purchase our common stock, valued at $1.3 million, at an exercise price of $6.50 per share. The value of these warrants is being amortized on a straight-line basis to cost of revenues over the term of the agreement.

    The agreement with GE Capital specifies that revenues and expenses are shared between GE Capital and Cobalt. These revenues and expenses are shared on a cash basis and settled monthly between the parties. In accordance with the operating agreement, the percentage shared by either party may be changed on a semi-annual basis. We anticipate terminating the agreement with GE Capital effective in the first quarter of 2001. As of the effective date of the termination, we will be responsible for all expenses, as well as assets and liabilities and will recognize all revenues from MotorPlace Auto Exchange. We anticipate that, as a result of termination, we will expense all unamortized warrant charges related to this agreement, which currently total $1.2 million.

Technology Investment

    We have commenced a project to make significant investments in internally developed software related to our Web site technology platform. Portions of these costs are being capitalized in accordance with SOP 98-1, which provides that certain costs associated with the development of software for internal use should be capitalized, including both internal and external costs in the installation, coding and testing phases. However, costs related to the research and definition of project parameters, as well as the transfer of data to new software, are not capitalized and are expensed as incurred. We anticipate the capitalized portion of the project will be amortized over a three-year period beginning in the second quarter of 2001 and that the amortization of these costs may have a material effect on future operating results. The project is anticipated to cost approximately $11.0 million, approximately $9.0 million of which will be capitalized labor and capital investments. We expect to incur most of the remaining costs over the next six months. As of December 31, 2000, we were in the design and development phase of this project and had capitalized $2.9 million out of the total software development costs incurred of $3.8 million. Additionally, related capital assets purchased as of December 31, 2000 totaled $1.3 million.

    During 2001, we anticipate further investment in the development of MotorPlace Auto Exchange. The operations of MotorPlace Auto Exchange will require significant development of the MotorPlace.com Web site. In addition, we expect the costs associated with developing MotorPlace Auto Exchange to be approximately $2.2 million during 2001. These costs will be capitalized according to SOP 98-1 and EITF 00-02. Currently, we are moving into the development phase of this project. As of December 31, 2000, we were in the design and development phase of this project and had capitalized $300,000 out of the total software development costs incurred of $600,000.

Comparison of the Years Ended December 31, 2000 and 1999

    Revenues.  Amounts billed to DaimlerChysler are reduced by amounts relating to the fair value of warrants and common stock issued in connection with our agreement with DaimlerChrysler. The fair value of the warrants and common stock of $14.6 million is being amortized over the initial term of the agreement, which expires December 31, 2002. Amounts billed to DaimlerChysler are reduced by this amortization to arrive at revenues. In the year ended December 31, 2000, the Company recognized $842,000 less in revenues than amounts billed. The remaining amount to be amortized was $13.7 million at December 31, 2000. We expect these amortization changes to increase in future periods, resulting in a greater differential between amounts billed and recognized revenues.

    Our revenues increased to $41.5 million in 2000 from $23.3 million in 1999. This increase is primarily attributable to the addition of approximately 3,300 dealer clients for our Internet applications and professional services, which accounted for $13.8 million, or 76% of the revenue increase. The increase in Internet applications and professional services revenue is primarily due to the acquisition of new clients pursuant to our agreement with DaimlerChrysler, and we do not expect to continue adding comparable numbers of new dealer clients in future periods. The increase in our client base is net of dealer client Web site attrition of 10.6% for the year ended December 31, 2000 compared with 6.7% for 1999. Attrition rates were determined based on total dealer Web site clients as of December 31, 2000 and 1999, respectively. We believe that the increase in client attrition rates is primarily attributable to service problems experienced by our dealer clients. We believe we have taken appropriate measures to provide better and faster service to our customers by creating our eCare department on July 31, 2000.

    Revenues from data extraction and aggregation services accounted for $5.2 million, or 29%, of the increase in revenues. The increase in these revenues is primarily due to the acquisitions of PartsVoice on April 30, 1999 and IntegraLink on January 14, 2000. The increases in Internet applications and professional services and data extraction and aggregation revenues were offset by a $786,000 decrease in other services, primarily attributable to reduced advertising placements as well as the additional $842,000 amortization related to the DaimlerChrysler stock and warrants issuance.

    In the fourth quarter of 2000 we implemented SAB 101. The effect of the change in accounting principle on revenues in the year ended December 31, 2000 was $2.5 million. Previously we recognized revenue on initial set-up fees and custom projects at the time of activation. After adopting SAB 101, we recognize set-up fees for Internet applications ratably over the estimated customer life of three years, and we recognize professional service fees for custom projects over an estimated life of two years.

    Cost of revenues.  Cost of revenues increased to $8.3 million in 2000 from $4.8 million in 1999. Costs related to additional staffing required to accommodate our increased client base accounted for $2.5 million, or 72% of the increase. An additional $780,000, or 23% of the change, is attributable to increased Internet hosting and server depreciation costs related to our client base and infrastructure improvements. Our gross margin percentage increased to 80.0% in 2000 from 79.3% in 1999. This change is primarily attributable to a decrease in lower-margin product sales, such as advertising, within the product mix.

    Sales and marketing.  Sales and marketing costs, excluding stock-based compensation, increased to $21.8 million in 2000 from $11.6 million in 1999. The increase is primarily due to the growth in the number of our sales and marketing personnel, including our new eCare department, which accounted for $8.3 million, or 81% of the increase.

    Product development.  Excluding stock-based compensation, product development costs increased to $7.7 million in 2000 from $3.2 million in 1999. Of the increase, $2.7 million, or 60% of the change, was due to additional personnel dedicated to product development initiatives, including the development of our new Web site technology platform. An additional $1.1 million, or 25% of the change, is attributable to outside consulting services used to assist in product development efforts, primarily our internally developed software related to our Web site technology platform. These charges do not include internally developed software costs capitalized in accordance with the SOP 98-1. In the year ended December 31, 2000, we capitalized $3.2 million in development costs related to the development of our Web site technology platform and MotorPlace Auto Exchange. With the exception of internally developed software and Web site development costs, we expense product development costs as they are incurred.

    General and administrative.  General and administrative costs, excluding stock-based compensation, increased to $19.8 million in 2000 from $13.2 million in 1999. Of this increase, $1.8 million, or 27% of the change, was due to increased staff and management personnel. An additional $1.3 million, or 19% of the change, is attributable to increased facilities costs associated with our new corporate headquarters, including one-time expenses related to moving our headquarters in the first quarter of

2000. Depreciation charges associated with increased capital investments accounted for $1.2 million, or 18% of the change. A further $1.1 million, or 17% of the change, is attributable to increased telephone, furniture and postage costs associated with the growth in the number of employees and our new corporate headquarters.

    Amortization of intangible assets.  Amortization of intangible assets increased to $5.8 million in 2000 from 3.7 million in 1999, an increase of 56%, due primarily to amortization of the intangible assets and goodwill related to the acquisition of PartsVoice on April 30, 1999. The remainder of the increase is attributable to amortization of intangible assets and goodwill related to the acquisition of IntegraLink on January 14, 2000.

    Intangible asset impairment charge.  On September 30, 2000, we recognized an impairment charge of $9.7 million related to the intangible assets of PartsVoice. This charge was allocated entirely to goodwill as required by the Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets." We have also reassessed the estimated useful life of the technology acquired in the PartsVoice transaction. At December 31, 2000, we reduced the remaining life of the technology to 12 months from 40 months. These changes will reduce our future amortization charges related to the PartsVoice acquisition.

    Stock-based compensation.  Stock-based compensation costs decreased to $909,000 in 2000 from $2.8 million in 1999. The decrease is due to the use of an accelerated method of amortizing deferred compensation and to cancellation of employee stock options in connection with employee terminations. We do not currently and do not in the future expect to grant options with exercise prices below fair market value. Because we are no longer granting options with exercise prices below fair value and because we use an accelerated method of amortizing deferred compensation expense we expect these charges to decrease in the future.

    Provision for income taxes.  We incurred operating losses from inception through December 31, 2000. We have recorded a valuation allowance for the full amount of our net deferred tax assets based on the available evidence.

    As of December 31, 2000, we had a net operating loss carryforward for federal tax purposes of approximately $44.0 million. These federal tax loss carry-forwards are available to reduce future taxable income and expire at various dates through fiscal year 2020. Under the provisions of the Internal Revenue Code of 1986, as amended, certain substantial changes in our ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. We determined that such a change occurred in October 1998 and the utilization of loss carryforwards generated through that period will be limited.

Comparison of the Years Ended December 31, 1999 and 1998

    Revenues.  Our revenues increased to $23.3 million in 1999 from $6.2 million in 1998. This increase was due in part to a significant net increase in our client base as well as the sale of additional services to existing clients, which accounted for $9.0 million, or 53% of the increase. During 1999 we began offering parts locating services through PartsVoice which we acquired in April 1999. These services accounted for $7.3 million or 43% of the increase in revenues. The increase in our client base is net of dealer client Web site attrition of 6.7% for the year ended December 31, 1999 compared with an attrition rate of 8.0% for 1998. Attrition rates were determined based on total dealer Web site clients as of December 31, 1999 and 1998, respectively.

    Cost of revenues.  Cost of revenues increased to $4.8 million in 1999 from $1.2 million in 1998. Costs related to additional staffing required to accommodate our growing client base accounted for $1.8 million, or 50% of the increase. Service delivery costs, which include server costs and telephone charges, accounted for $908,000, or 25% of the increase. Costs related to sales of advertising and distribution of vehicle inventory data to third-party Web sites increased proportionally with sales and constituted $796,000 or 22% of the increase.

    Our gross margin percentage decreased to 79.3% in 1999 from 80.8% in 1998. We added a parts locating service to the product mix during 1999, which has a higher gross margin percentage than our other products. The impact of these higher margin revenues was offset by the increase in dealer service sales, which, due to an increase in personnel needed to service our manufacturer and dealer clients, have lower margins. Also during 1999, revenues from sale of third party products increased, which contributed to lower margins.

    Sales and marketing.  Sales and marketing costs increased to $11.6 million in 1999 from $4.0 million in 1998. The increase is primarily due to the growth in the number of our sales and marketing personnel and commissions on higher levels of revenue. These costs accounted for $5.3 million, or 70% of the increase. We also increased spending to promote our corporate brand by $1.5 million. Sales and marketing expenses as a percentage of revenues decreased to 49.8% in 1999 from 64.8% in 1998 due primarily to the significant increase in revenues during the same period.

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

Liquidity and Capital Resources

    At December 31, 2000 our cash balance was $16.6 million, which reflects an increase of $2.4 million from our cash balance at December 31, 1999.

    Net cash used in operating activities was $8.8 million in 2000 compared to $11.4 million in 1999. In each period, cash used in operating activities consisted primarily of net operating losses that were offset by increases in operating assets, net of increases in current liabilities.

    Investments in capital assets and our acquisition of IntegraLink totaled $12.8 million in 2000, offset by proceeds of $8.9 million from the sale of assets related to YachtWorld.com. In 1999, investments in capital assets and PartsVoice totaled $5.2 million. We have used lease-financing facilities to obtain capital assets in addition to cash acquisitions. The value of assets acquired under capital leases was $1.8 million in 2000 and $2.5 million in 1999.

    Net cash provided by financing activities was $15.1 million in 2000 compared to $24.1 million in 1999. Cash provided by financing activities in 2000 consisted of $15.0 million from the sale of common stock to private investors, as well as stock option exercises and employee stock purchase plan purchases, offset by payments of capital asset financing obligations and a software financing contract. In 1999, cash provided by financing activities consisted primarily of proceeds from the initial public offering of $49.8 million and direct sale of common stock offset by payments of notes and dividends on preferred stock.

    We have made substantial investments in infrastructure and in staffing and management to accommodate current and anticipated future growth. Over the last twelve months we have hired more than 150 employees, excluding the addition of IntegraLink employees, and invested more than $11.0 million in capital assets and internally developed software.

    We expect continued increases in staffing and further investment in infrastructure to implement MotorPlace Auto Exchange and to improve product offerings to current clients. In addition, we anticipate continued investment of substantial resources developing technology that supports our Internet applications business, as well as our PartsVoice data services. These investments will include staffing and consulting costs, in addition to capital purchases. We estimate the total cost to develop our new Web site technology platform to be $11.0 million. Of this $11.0 million investment, we have spent $5.1 million to date, consisting of $2.9 million in capitalized labor costs, $1.3 million in hardware and software purchases and another $900,000 in labor and consulting expense. The operations of MotorPlace Auto Exchange will also require significant development of the MotorPlace.com Web site and we anticipate the costs associated with developing MotorPlace Auto Exchange to be approximately $2.2 million in 2001. We estimate the future costs associated with the improvement of PartsVoice technology will total approximately $2.0 million.

    As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that require near-term investment, including staff, management and infrastructure costs that may negatively affect near-term operating results. For example, our investment in MotorPlace Auto Exchange requires increased staffing and infrastructure to accommodate anticipated growth in our client base. We also anticipate that we will require increased infrastructure and staffing to support expanded service offerings.

    On March 9, 2001, we entered into a loan agreement with Silicon Valley Bank, providing a line of credit up to $10 million, based on eligible accounts receivable balances. The agreement is subject to certain covenants and limitations including a tangible net worth covenant.

    We do not currently generate sufficient cash to fully fund operations. Although we believe our cash reserves, in addition to the Silicon Valley Bank loan facility, will be adequate to fund our operations for the next twelve months, such sources may be inadequate. To date we have financed our operations principally through the issuance of equity securities, through the sale of corporate assets, and through borrowings, and we expect that we may need to raise additional capital in the future to fund our ongoing operations. In October 2000 we issued 2,187,289 shares of common stock to private investors for proceeds of $15 million. If we issue additional securities in connection with strategic relationships or to raise additional capital, the percentage ownership of our then-current shareholders will be reduced.

    If the investment required to sustain our planned growth is greater than anticipated, we may require additional equity or debt financing to meet future working capital needs. We cannot provide assurance that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.

New Accounting Pronouncements

    In June 1998, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 in the quarter ending March 31, 2001. We have not engaged in significant hedging activities or invested in derivative instruments and do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Financial Accounting Standards No. 125, revising the standards governing the accounting for securitizations and other transfers of financial assets and collateral. Adoption of SFAS No. 140 is required for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. We are currently evaluating the impact of SFAS No. 140, if any, on current accounting policies regarding the service of assets and extinguishment of liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements, and the related notes thereto, of The Cobalt Group, Inc. and the Report of Independent Accountants are filed as a part of this Form 10-K.

Report of Independent Accountants

To the Board of Directors and Shareholders
of The Cobalt Group, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the financial position of The Cobalt Group, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in under Item 14(a)(2) on page 55, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington
January 25, 2001, except for paragraphs two and three of Note 19, which are as of March 9, 2001

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2000	December 31, 1999
Assets
Current assets
Cash and cash equivalents	$16,577	$14,224
Accounts receivable, net of allowances for doubtful accounts of $944 and $497, respectively	8,892	4,581
Other current assets	1,673	2,225

	27,142	21,030
Capital assets, net	14,256	4,636
Intangible assets, net	15,569	27,330
Other assets	959	1,036

Total assets	$57,926	$54,032

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,696	$2,020
Accrued liabilities	2,187	1,520
Deferred revenue, current portion	4,668	2,456
Notes payable	270	—
Software financing contract, current portion	1,054	362
Capital lease obligations, current portion	900	844

	13,775	7,202
Non-current liabilities
Deferred revenue, non-current portion	1,348	—
Software financing contract, non-current portion	279	28
Capital lease obligations, non-current portion	269	1,217

	1,896	1,245
Commitments and Contingencies	—	—
Shareholders' equity
Preferred stock; $0.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value per share; 200,000,000 shares authorized; 20,140,376 and 16,855,431 issued and outstanding, respectively	201	169
Additional paid-in capital	124,021	89,957
Deferred equity subscriptions	(12,951)	—
Deferred equity expenses	(2,167)	(3,036)
Notes receivable from shareholders	(144)	(144)
Accumulated deficit	(66,705)	(41,361)

	42,255	45,585

Total liabilities and shareholders' equity	$57,926	$54,032

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenues
Internet applications and professional services	$27,282	$13,511	$6,011
Data extraction and aggregation services	12,546	7,336	—
Other services	1,653	2,439	234

Total revenues	41,481	23,286	6,245
Cost of revenues	8,283	4,819	1,199

Gross profit	33,198	18,467	5,046
Operating expenses
Sales and marketing, excluding stock-based compensation of $130, $737 and $247, respectively	21,832	11,591	4,048
Product development, excluding stock-based compensation of $173, $498 and $90, respectively	7,691	3,168	961
General and administrative, excluding stock-based compensation of $545, $1,457 and $441, respectively	19,836	13,199	4,328
Amortization of intangible assets	5,751	3,696	299
Intangible asset impairment charge	9,742	—	—
Stock-based compensation	909	2,806	806

Total operating expenses	65,761	34,460	10,442
Loss from operations	(32,563)	(15,993)	(5,396)
Interest expense	(411)	(993)	(93)
Interest income	1,203	475	142
Gain on sale of HomeScout	—	—	1,626
Gain on sale of YachtWorld	8,658	—	—
Common and preferred stock repurchase premium	—	—	(1,384)
Other income, net	(67)	10	—

Net loss before cumulative change in accounting principle	$(23,180)	$(16,501)	(5,105)
Cumulative effect for change in accounting principle	(2,164)	—	—

Net loss available to common shareholders	$(25,344)	$(18,028)	(13,930)

Basic and diluted net loss per share, before change in accounting principle	(1.29)	—	—
Cumulative effect of change in accounting principle	(0.12)	—	—

Basic and diluted net loss per share	$(1.41)	$(2.26)	$(4.74)

Weighted-average shares outstanding	17,926,335	7,971,443	2,938,460
Pro forma net loss available to common shareholders (unaudited)	(23,180)	(19,395)	(14,586)

Pro forma basic and diluted net loss per share (unaudited)	(1.29)	(2.43)	(4.96)
Pro forma weighted-average shares outstanding (unaudited)	17,926,335	7,941,443	2,938,460

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
(in thousands, except share amounts)

	Common stock
			Additional paid-in capital	Deferred equity expenses	Deferred equity subscriptions	Notes receivable from shareholders	Accumulated deficit
	Shares	Par Value						Total
Balances at December 31, 1997	3,406,597	34	1,268	(147)	—	(144)	(3,908)	(2,897)
Net loss							(5,105)	(5,105)
Issuance of stock options to employees			2,244	(2,244)				—
Amortization of deferred compensation				532				532
Forfeitures of employee stock options			(173)	173				—
Proceeds from exercise of stock options	110,507	1	26					27
Accretion of mandatorily redeemable convertible preferred stock			(14)					(14)
Repurchase of mandatorily redeemable convertible preferred stock							(8,262)	(8,262)
Repurchase of common stock	(2,173,206)	(22)	(367)				(7,585)	(7,974)
Dividends on mandatorily redeemable convertible preferred stock			(549)					(549)

Balances at December 31, 1998	1,343,898	13	2,435	(1,686)	—	(144)	(24,860)	(24,242)
Net loss							(16,501)	(16,501)
Issuance of stock options to employees			5,510	(5,510)				—
Issuance of PartsVoice warrants			381					381
Proceeds from initial public offering, net	4,500,000	45	44,731					44,776
Sale of common stock	454,545	5	4,995					5,000
Conversion of preferred shares	9,666,402	97	34,635					34,732
Amortization of deferred compensation				2,806				2,806
Forfeitures of employee stock options			(1,354)	1,354				—
Issuance of warrant shares	35,108							—
Proceeds from exercise of stock options	855,478	9	151					160
Accretion of mandatorily redeemable convertible preferred stock			(17)					(17)
Dividends on mandatorily redeemable convertible preferred stock			(1,510)					(1,510)

Balances at December 31, 1999	16,855,431	$169	$89,957	$(3,036)	$—	$(144)	$(41,361)	$45,585
Net loss							(25,344)	(25,344)
Issuance of stock related to operating agreements	516,684	5	4,097		(2,859)			1,243
Issuance of stock related to acquisition of IntegraLink	85,000	1	1,869					1,870
Issuance of warrants related to operating agreements			13,053	(1,349)	(11,704)			—
Amortization of deferred equity expenses and subscriptions				885	1,612			2,497
Issuance of warrants related to put option			3,521					3,521
Proceeds from exercise of put option	2,210,830	22	11,457					11,479
Employee stock purchase plan	70,683		455					455
Proceeds from exercise of stock options	401,748	4	510					514
Acceleration of stock options			435					435
Forfeitures of employee stock options			(1,333)	1,333				—

Balances at December 31, 2000	20,140,376	$201	$124,021	$(2,167)	$(12,951)	$(144)	$(66,705)	$42,255

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal year ended December 31,
	2000	1999	1998
Cash Flows from Operating Activities
Net income (loss)	$(25,344)	$(16,501)	$(5,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred equity expenses	993	2,806	806
Depreciation and amortization	8,905	4,988	614
Intangible asset impairment charge	9,742	—	—
Gain on sale of YachtWorld	(8,658)	—	—
Common stock repurchase premium	—	—	1,384
Net (gain) loss on disposition of assets	87	7	(1,617)
Changes in:
Accounts receivable	(3,337)	(3,331)	(791)
Other assets	748	(3,120)	(109)
Accounts payable and accrued liabilities	4,240	2,573	612
Deferred revenues	3,775	1,166	393

Net cash used in operating activities	(8,849)	(11,412)	(3,813)

Cash Flows from Investing Activities
Acquisition of capital assets	(11,148)	(1,885)	(472)
Proceeds from sale of fixed assets	24	—	5
Investment in PartsVoice	—	(3,281)	—
Investment in IntegraLink	(1,614)	—	—
Short term investments	—	983	(983)
Proceeds from sale of HomeScout	—	—	1,626
Proceeds from sale of YachtWorld	8,886	—	—

Net cash provided by (used in) investing activities	(3,852)	(4,183)	176

Cash Flows from Financing Activities
Proceeds from initial public offering and direct sale, net of costs	—	49,776	—
Proceeds from sale of common stock	15,000	—	—
Proceeds from sale of preferred stock	—	100	29,193
Proceeds from exercise of stock options	514	160	27
Proceeds from employee stock purchase plan	455	—	—
Proceeds from lease financing transactions	1,170	—	—
Repurchase of common stock and mandatorily redeemable convertible preferred stock	—	—	(19,227)
Payment of DealerNet acquisition liability	—	—	(500)
Payment of equity subscriptions	524
Payment of dividends on preferred stock	—	(2,059)	—
Payment of notes payable	—	(26,600)	(1,200)
Proceeds from notes payable	—	3,600	1,000
Payment of capital lease obligations and software financing contract	(2,609)	(914)	(141)

Net cash provided by financing activities	15,054	24,063	9,152

Net Change In Cash	2,353	8,468	5,515
Cash, Beginning of Period	14,224	5,756	241

Cash, End of Period	$16,577	$14,224	$5,756

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.
Notes to Consolidated Financial Statements

1.  The Company and Its Significant Accounting Policies

Nature of the Business

    The Cobalt Group, Inc. (the "Company") is a provider of e-business services to automotive dealers and manufacturers in North America. The Company's current service offerings include: comprehensive Internet applications and professional services; data extraction, aggregation and management services; and other services such as dealer training, placement of advertisements and an online wholesale vehicle exchange.

    Prior to January 2000, the Company owned and operated YachtWorld.com, a marine Web site, which contained photo listings of yachts for sale, as well as other marine-related information. On January 25, 2000 the Company sold the assets related to YachtWorld.com.

    The Company has experienced significant net operating losses from inception. In fiscal year 2000, the Company incurred operating losses of $32.6 million and used $8.8 million of cash in its operating activities. The Company expects that operating losses and negative cash flows will continue at least through fiscal year 2001 as the Company continues to develop its product offerings and customer base. The Company expects that its cash and cash equivalents, the credit facility obtained in March 2001 together with funds from operations will be sufficient to fund operations through December 31, 2001. If the Company fails to develop revenues from sales of new products and to expand its customer base to generate adequate funding from operations, it will be required to reduce its operating expenses and/or seek additional debt or equity financing. Such financing may not be available on acceptable terms or at all.

Principles of Consolidation

    The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries. Under the Company's agreement with General Electric Capital Auto Financial Services ("GE Capital") to operate MotorPlace Auto Exchange, revenues and expenses are shared equally therefore, the financial statements include the Company's share of all income statement items, while all assets and liabilities are consolidated at 100%. The agreement with GE Capital specifies that the Company wholly owns the assets and liabilities of MotorPlace Auto Exchange. The Company anticipates the agreement with GE Capital will dissolve effective during the first quarter of 2001. At that juncture, the Company will begin consolidating 100% of revenues and expenses, as well as assets and liabilities. All significant intercompany accounts and transactions have been eliminated.

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

    Due to technology investments of approximately $2.0 million which the Company anticipates will be made prior to December 31, 2001 in order to maintain the current parts locator revenue stream, the Company changed the remaining estimated life of the technology associated with the purchase of PartsVoice from 40 months to 12 months.

Cash and cash equivalents

    The Company considers all short-term highly liquid instruments purchased within three months of their maturity date to be cash equivalents. The Company maintains its cash accounts with four financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Fair value of financial instruments

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable and deferred revenue. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Concentration of credit risk

    Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable and cash equivalents. Substantially all of the Company's clients are in the automotive industry. The Company does not require collateral from its clients. Individual dealer balances are generally small and clients are required to pay for Web site service in advance. However, manufacturer client balances may be substantial and the Company does not require prepayment from these clients. DaimlerChrysler, including Mercedes-Benz, accounted for 31% and 19% of trade accounts receivable before allowances as of December 31, 2000 and 1999, respectively and 20% and 16% of revenues for the year ended December 31, 2000 and 1999, respectively. No other customer accounted for more than 10% of accounts receivable as of December 31, 2000 or 1999 or 10% of revenues for the years ended December 31, 2000 and 1999. No individual client accounted for more than 10% of accounts receivable as of December 31, 1998, or 10% of revenues for the year ended December 31, 1998. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience and the expected collectibility of accounts receivable. Credit losses to date have been within the Company's estimates. The Company has a cash investment policy, which restricts investments to ensure preservation of principal and maintenance of liquidity.

Revenue recognition

    The Company derives its revenues from fees charged to its automotive, dealer and manufacturer clients for Internet applications and professional services, data extraction and aggregation services and other services such as dealer training and placement of advertisements. Internet applications and professional services, and data extraction and aggregation service revenue is recognized ratably over the service period. Revenue on initial design and construction fees and professional services projects was previously recognized at the time of Web site activation. After the application of Staff Accounting Bulletin No. 101 ("SAB 101") in January 2000, the Company recognizes set-up fees for Internet applications and professional services over the estimated life of the customer or project. The Company's obligations for Internet advertising services typically include guarantees of minimum number of "impressions," or times that an advertisement is viewed. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

    The majority of the Company's services are sold to clients under short-term service agreements with an initial term of three to twelve months and month-to-month thereafter. Revenues are recognized net of promotional discounts. Revenue is not recognized until the end of any applicable free trial period and until the client has agreed to continue services. Prepayments received for sites not yet activated and services not yet provided are reported as deferred revenue.

    Amounts billed are reduced by amounts relating to the fair value of warrants and common stock issued in connection with the agreement with DaimlerChrysler Corporation. The fair value of the warrants and common stock of $14.6 million is being amortized ratably with revenues over the initial term of the agreement, which expires December 31, 2002 as amounts are billed under the contract. Amounts billed to DaimlerChrysler are reduced by this amortization to arrive at revenues. In the year ended December 31, 2000, the Company recognized $842,000 less in revenues than amounts billed. The remaining amount to be amortized is $13.7 million at December 31, 2000.

Cost of revenues

    The Company's cost of revenues consists of production, maintenance and delivery costs associated with the Company's services. These costs include production and design personnel costs, communication expenses related to data transfer, fees payable to third parties for distribution of vehicle inventory data to other Web sites, banner advertising purchased from third party Web sites and resold to clients and site content licensing fees. These costs also include software and hardware costs to host and serve data.

Product development

    Product development costs represent research and development expenses, which are charged to operations as incurred, unless they are capitalized as software or Web site development costs under the American Institute of Certified Public Accountants Statement of Position 98-1("SOP 98-1") or Emerging Issues Task Force Issues Summary 00-02, "Accounting for Web Site Development Costs" ("EITF 00-02").

Capital assets

    Capital assets consist of computer equipment, furniture and other equipment, purchased software and leasehold improvements, which are stated at historical cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter. The useful lives of capital assets range from three to five years. Maintenance and repairs, which neither materially add to the value of an asset nor prolong its life, are charged to expense as incurred.

Internally developed software

    In the second quarter of 2000, the Company commenced a project to make significant investments in internally developed software related to the development of its core Web site technology platform. Portions of these costs are being capitalized in accordance with SOP 98-1. SOP 98-1 provides that certain costs associated with the development of software for internal use should be capitalized, including both internal and external costs in the installation, coding and testing phases. However, costs related to the research and definition of project parameters, as well as the transfer of data to new software are not capitalized and are expensed as incurred. We anticipate the capitalized portion of the project will be amortized over a three-year period, beginning in the second quarter of 2001.

Web site development costs

    Costs incurred in developing the Company's Web sites are accounted for in accordance with EITF 00-02. As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the Web site's estimated useful life if the Web site is expected to have a useful life beyond one year. Costs capitalized are included in fixed assets and are amortized over three years. Costs associated with repair or maintenance of existing sites or the development of Web site content are expensed as incurred.

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

Advertising costs

    Advertising costs include costs of print and Internet banner advertising. The Company expenses advertising costs when the advertising takes place. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were $984,000, $985,000, and $276,000, respectively.

Stock-based compensation

    The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, Issue 96-18.

Income taxes

    The Company provides for income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and for tax loss and credit carryforwards. If it is more likely than not that some portion of a deferred tax asset will not be realized, a valuation allowance is recorded.

Net loss per share and unaudited pro forma net loss per share

    Basic net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding including the potentially dilutive impact of common stock options and warrants. Basic and diluted net loss per share are equal for the periods presented because the impact of potential common stock equivalents is anti-dilutive. Potentially dilutive securities totaling 7,164,126, 1,273,082, and 11,259,342 shares for the years ended December 31, 2000, 1999, and 1998, respectively, were excluded from diluted net loss per share due to their anti-dilutive effect. Common stock options and warrants are converted using the treasury stock method. Mandatorily redeemable convertible preferred stock is converted using the if-converted method.

    In accordance with Emerging Issues Task Force Topic D-53, the Company's 1998 net loss available to common shareholders is increased by $8,262,000 which represents the excess of the fair value over the carrying value of Series A preferred shares which were repurchased by the Company during October 1998.

    Unaudited pro forma net loss per share is computed based on retroactive application of SAB 101 to January 1, 1997.

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated:

	2000	1999	1998
	(in thousands, except share amounts)
Numerator:
Net loss	$(25,344)	$(16,501)	$(5,105)
Dividends on mandatorily redeemable convertible preferred stock	—	(1,510)	(549)
Excess consideration for redemption of Series A mandatorily redeemable convertible preferred stock	—	—	(8,262)
Accretion of mandatorily redeemable convertible preferred stock	—	(17)	(14)

Net loss available to common shareholders	(25,344)	(18,028)	$(13,930)
Effect of change in accounting principle	2,164	(1,367)	(656)

Pro forma net loss available to common shareholders	$(23,180)	$(19,395)	$(14,586)

Denominator:
Basic and diluted weighted-average shares outstanding	17,926,335	7,971,443	2,938,460

Segment Information

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions about how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the Chief Executive Officer.

    During the 2001 budget preparation process, the Company began to report information for separate business units to the chief decision maker. As a result of this and other changes in management structure and focus, the Company will begin presenting segment reporting as established in SFAS No. 131 for the quarter ending March 31, 2001. The anticipated reportable segments are as follows:

Internet applications and professional services

    The Company's core businesses are Internet applications and professional services, which consist primarily of pre-packaged Web site designs for dealerships and manufacturers and the customization of these Web sites. The professional services organization supports the Internet application group with custom design and development of customer Web sites on a project basis.

Data extraction and aggregation services

    The Company's data extraction and aggregation services extract data from automotive dealer computer systems, aggregate the data and distribute the data for a variety of purposes, including analysis of vehicle sales and parts location for customers. These services consist of IntegraLink data collection services and PartsVoice business-to-business services.

New accounting pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") establishing accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 for quarter ending March 31, 2000. The Company has not engaged in significant hedging activities or invested in derivative instruments and does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces Statement of Financial Accounting Standards No. 125, revising the standards governing the accounting for securitizations and other transfers of financial assets and collateral. Adoption of SFAS No. 140 is required for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The Company is currently evaluating the impact of SFAS No. 140, if any, on current accounting policies regarding the service of assets and extinguishment of liabilities.

2.  Cumulative Effect of Change in Accounting Principle

    In the fourth quarter of 2000, the Company implemented SAB 101 retroactive to January 1, 2000. Previously, the Company recognized revenue on initial set-up fees and custom projects at the time of activation. After adoption of SAB 101, the Company recognizes set-up fees for Internet applications ratably over the estimated customer life of three years and fees for professional services projects over the estimated project life of two years. The cumulative effect of the change in accounting principle resulted in an increase to net loss of $2.2 million. The effect of the change on the year ended December 31, 2000 was to decrease net loss by $2.5 million. The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to prior periods. For the year ended December 31, 2000, the Company recognized $1.3 million in revenue that was included in the cumulative effect adjustment on January 1, 2000.

    The following table illustrates the effect of the change in accounting principle, by quarter, for the year ended December 31, 2000.

	(In thousands, except per share data)
	First Quarter Ended 31-Mar-00		Second Quarter Ended 30-Jun-00		Third Quarter Ended 30-Sep-00		Fourth Quarter Ended 12/31/00
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	$9,284	$8,914	$10,974	$10,195	$11,104	$10,776	$11,596
Gross profit	7,509	7,139	8,782	8,003	8,987	8,659	9,397
Income (loss) before cumulative effect of change in accounting principle	3,027	2,659	(4,686)	(5,465)	(13,990)	(14,317)	(6,057)
Cumulative effect of change in accounting principle	0	(2,164)	0	0	0	0	0

Net income (loss)	3,027	495	(4,686)	(5,465)	(13,990)	(14,317)	(6,057)
Amounts per common share:
Income (loss) before cumulative effect of change in accounting principle(1)	0.18	0.16	(0.27)	(0.31)	(0.79)	(0.81)	(0.31)
Cumulative effect of change in accounting principle(1)	—	(0.13)	—	—	—	—	—

Net income (loss)	$0.18	$0.03	$(0.27)	$(0.31)	$(0.79)	$(0.81)	$(0.31)

(1)
For the three months ended March 31, 2000 diluted net income per share before the cumulative effect of the change in accounting principle was $0.14 as restated compared to previously reported at $0.16.

    SAB 101 also provides for the deferral of any separately identifiable expenses associated with revenues deferred in accordance with SAB 101. The Company has not specifically identified any expenses related to these deferred revenues and has not, therefore, deferred any related expenses.

3.  Acquisition of IntegraLink

    On January 14, 2000 the Company acquired IntegraLink Corporation, whose principal business is automotive data extraction and reporting services. At closing, the Company paid aggregate purchase consideration of (i) $1.5 million in cash; (ii) promissory notes in the principal amount of $250,000 bearing interest at 8% due January 14, 2001; (iii) 85,000 shares of the Company's common stock valued at $22.00 per share; and (iv) expenses related to the acquisition in the amount of $125,000.

    The Company accounted for the IntegraLink acquisition using the purchase method of accounting. The aggregate purchase price of $3.7 million, including acquisition costs, was allocated to the net assets acquired of $11,000, based on their respective fair market values. The excess of the purchase price of $3.7 million over the fair market value of the assets acquired was allocated to intangible assets as follows:

	Useful Lives	Intangible Asset
	(years)	(in thousands)
Goodwill	4	$624
Customer Lists	3	390
Existing Technology	5	2,060
Workforce	3	660

		$3,734

    The historical operations of IntegraLink are not material to the Company's financial position or results of operations and, therefore, consolidated pro forma financial consolidated statements have not been presented.

4.  Sale of YachtWorld.com

    In January 2000, the Company sold the assets of its YachtWorld.com operation to Boats.com, Inc. The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. The Company also received warrants to purchase 473,455 shares of Boats.com common stock. No value was attributed to the warrants. The total expected gain on the sale of YachtWorld.com was $13.5 million. However, due to the risk associated with collection of the sales proceeds, the Company recognizes the gain associated with the sale of YachtWorld.com as payments are received.

    The first note installment of $3.5 million was paid on March 27, 2000. A second payment, in the amount of $2.5 million, was received on September 29, 2000. As of December 31, 2000 the Company had recognized a gain on the sale of YachtWorld.com of $8.7 million, which represents the cash paid, net of transaction expenses. On September 29, 2000 the Company and Boats.com entered into a note modification agreement. Under the note modification agreement, the $4.8 million balance of the note receivable was re-negotiated to extend the final payment date to March 31, 2001, from December 31, 2000 and the interest rate was increased to 12.0% per annum. The Company received additional consideration, including a re-pricing of the Boats.com warrants and additional anti-dilution provisions. Boats.com also agreed to the imposition of affirmative and negative covenants relating to actions that Boats.com may take with regard to the YachtWorld.com assets.

5.  Acquisition of PartsVoice

    On April 30, 1999, the Company acquired all of the equity interests in PartsVoice, LLC whose principle business is vehicle parts data acquisition and management services. The Company paid aggregate purchase consideration for the PartsVoice equity of (i) $26.0 million in cash; (ii) 500,000 shares of Series C convertible preferred stock at $8.00 per share; and (iii) warrants to purchase 160,000 shares of the Company's common stock at $6.00 per share. The warrants were valued at $381,000 using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $7.20 per share, expected life of six months, risk free interest rate of 4.66%, volatility of 90% and dividend yield of 0%.

    The PartsVoice acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market values. The excess of the purchase price, including acquisition costs, over the fair market value of the assets acquired was allocated to intangible assets as follows:

	Useful Lives	Intangible Asset
	(years)	(in thousands)
Goodwill	6	$13,247
Customer Lists	6	13,800
Existing Technology	5	1,100
Name	6	1,200
Workforce	5	1,200

		$30,547

    The following summarizes the unaudited pro forma results of operations for the years ended December 31, 1999, and 1998 on a combined basis, as if the Company's acquisition of PartsVoice occurred at the beginning of each of the periods presented, after including the impact of certain adjustments, such as amortization of goodwill, intangible asset impairment charge and interest on acquisition indebtedness:

	Years ended December 31,
	1999	1998
	(in thousands, except per share amounts) (unaudited)
Net revenues	$26,721	$15,773
Net loss	(17,212)	(7,592)
Basic and diluted net loss per share	$(2.35)	$(5.67)

    The unaudited pro forma results are not necessarily indicative of the results of operations that would have been reported had the acquisition occurred prior to the beginning of the periods presented. In addition, they are not intended to be indicative of future results.

    At the time of acquisition, the Company anticipated significant revenue growth from PartsVoice. However, higher than projected client attrition rates and weaker than anticipated new sales resulted in a net decrease in subscribers and a net decrease in revenues for the three months ended September 30, 2000 as compared to the three months ended June 30, 2000. In addition, the Company anticipates the need to make technology investments in excess of $2.0 million prior to December 31, 2001 in order to maintain the current revenue stream.

    Due to these business changes, the Company evaluated the carrying amounts of the intangible assets related to PartsVoice and determined that based on the gross expected cash flows from the PartsVoice operations, the intangible assets were impaired. In the quarter ended September 30, 2000, the Company recognized an impairment charge of $9.7 million related to the long-lived assets of PartsVoice. In computing the impairment charge, the Company assumed average annual revenue growth of 3.5%, an average expense growth of 8%, investment in technology as well as ongoing capital acquisition costs, a tax rate commensurate with the subsidiary's profitability, a terminal value at the end of a five-year period and a discount rate of 16.5%. This charge was allocated entirely to goodwill as required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121").

6.  Agreement with GE Capital to operate MotorPlace Auto Exchange

    On August 18, 2000, the Company entered into an agreement with GE Capital to develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. In conjunction with the agreement, the Company purchased a software license from GE Capital in exchange for 258,520 shares of the Company's common stock valued at $4.81 per share, resulting in an aggregate purchase price of $1.2 million. The purchase price for the software license will be amortized on a straight-line basis to cost of revenues over the three-year term of the license.

    Consideration for the agreement included 400,000 warrants to purchase the Company's common stock at an exercise price of $6.50 per share as incentive for GE Capital to enter into the agreement with the Company. The warrants were valued at $1.3 million using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $4.81 per share, expected life of five and one third years, risk free interest rate of 6.11%, volatility of 93% and dividend yield of 0%. The value of these warrants will be amortized on a straight-line basis to cost of revenues over the life of the agreement, which expires December 31, 2005.

    The agreement between GE Capital and the Company specifies that revenues and expenses will be shared between GE Capital and the Company. These revenues and expenses are shared on a cash basis and settled monthly between the parties. In accordance with the agreement, the percentage of revenues and expenses shared by the parties may be changed on a semi-annual basis. However, the Company anticipates termination of the agreement with GE Capital effective in the first quarter of 2001. At the time of termination, the Company will be responsible for all expenses, as well as assets and liabilities and the Company will recognize all revenues from MotorPlace Auto Exchange. As a result of termination, the Company will expense all unamortized warrant charges related to this agreement, which currently total approximately $1.2 million.

7.  DaimlerChrysler Services Agreement

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

    The value of the common stock and warrants issued in connection with the DaimlerChrysler agreement totals $14.6 million. Of the total value, $6.7 million was attributed to the warrant to purchase 688,437 shares, which expires on May 1, 2008. The valuation was determined using the Black-Scholes option-pricing model with the following assumptions: 88% volatility, expected life of eight years, risk free rate of return of 6.55% and a fair market value of $11.44. The second warrant of 516,328 shares, expiring on May 1, 2009, was valued at $5.0 million, also using the Black-Scholes option-pricing model. The assumptions used were as follows: 88% volatility, expected life of nine years, risk free rate of return of 6.29% and a fair market value of $11.44. The remaining $2.9 million in value was attributable to 258,164 shares of common stock issued to DaimlerChrysler. This valuation does not attribute value to the third warrant because issuance will be contingent upon DaimlerChrysler's exercise of its renewal option. Upon renewal, non-cash charges attributable to the third warrant will be calculated and amortized over the three-year renewal period. This warrant expires on May 1, 2010.

    The proceeds for the shares and warrants will be received over the three-year term of the DaimlerChrysler agreement as the Company receives payments for services rendered under the agreement. The proceeds for the shares and warrants are presented as deferred equity subscriptions. The fair value of the warrants and common stock of $14.6 million is being amortized over the initial term of the agreement, which expires December 31, 2002. Amounts billed to DaimlerChrysler are reduced by this amortization to arrive at revenues. In the year ended December 31, 2000, the Company recognized $842,000 less in revenues than amounts billed. The remaining amount to be amortized is $13.7 million at December 31, 2000.

8.  Capital Assets

    A summary of capital assets follows:

	December 31,
	2000	1999
	(in thousands)
Computer equipment	$8,306	$3,840
Furniture and other equipment	1,703	874
Software	8,293	1,421
Leasehold improvements	639	208

	18,941	6,343
Less: Accumulated depreciation and amortization	(4,685)	(1,707)

	$14,256	$4,636

    Equipment held under capital leases is included in capital assets. The cost of the leased equipment is $2.9 million, $2.9 million and $1.1 million at December 31, 2000, 1999 and 1998, respectively. The accumulated amortization for these items is $1.5 million, $857,000 and $173,000 at December 31, 2000, 1999 and 1998, respectively.

9.  Intangible assets

    A summary of intangible assets follows:

		December 31,
	Useful lives
		2000	1999
	(years)	(in thousands)
Goodwill	4-6	$4,129	$13,247
Trademarks/trade name	6	1,200	1,200
Customer lists	3-6	14,990	14,600
Existing technology	2.5-5	3,159	1,100
Workforce	3-5	1,859	1,200

		$25,337	31,347
Less: Accumulated amortization		$(9,768)	(4,017)

		$15,569	$27,330

    These assets are amortized using the straight-line method over their respective estimated useful lives. Beginning in the fourth quarter of 2000, the Company undertook a project to significantly upgrade the PartsVoice technology infrastructure, thereby reducing the useful life of existing technology purchased in the acquisition of PartsVoice. In December 2000, the Company changed the estimated remaining useful life of the technology related to PartsVoice assets from 40 months to 12 months.

10. Accrued Liabilities

    A summary of accrued liabilities follows:

	December 31,
	2000	1999
	(in thousands)
Accrued payroll and related benefits	$1,692	$1,183
Accrued professional fees	65	—
Accrued taxes payable	87	141
Other	343	196

	$2,187	$1,520

11. Income Taxes

    From inception through February 28, 1997 the Company was organized as an S corporation for income tax reporting purposes and, as such, the tax effects were passed directly to the shareholders. Effective February 28, 1997, the Company became a C corporation. No current provision for income taxes has been recorded for the years ended December 31, 1999 or 1998, due to losses incurred during the periods. A valuation allowance has been recorded for deferred tax assets because the available objective evidence creates sufficient uncertainty regarding the ability to realize the deferred tax asset.

    For the periods in which the Company was a C corporation, a reconciliation of taxes on income at the federal statutory rate to actual tax expense is as follows:

	December 31,
	2000	1999	1998
	(in thousands)
Tax benefit at statutory rate	$(8,617)	$(5,610)	$(1,736)
Nondeductible items	233	—	564
Loss attributed to S corporation	—	—	—
Change in valuation allowance	8,374	5,529	1,249
Other	10	81	(77)

	$—	$—	$—

    Temporary differences that give rise to the Company's deferred tax assets and liabilities comprise the following:

	December 31,
	2000	1999	1998
	(in thousands)
Net operating loss carry-forwards	$15,057	$5,988	$1,672
Depreciation and amortization	482	773	77
Compensation expense related to stock options	(564)	629	336
Allowance for doubtful accounts	321	169	29
Accrued liabilities	193	121	37
Deferred revenue	565	—	—
Valuation allowance	(16,054)	(7,680)	(2,151)

	$—	$—	$—

    At December 31, 2000, the Company had net operating loss carry-forwards of approximately $44 million, which will expire beginning in the year 2010, if not previously utilized. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses. The Company has determined that such a change occurred in October 1998 and the utilization of loss carryforwards generated through that period will be limited.

12. Equity Transactions

Initial public offering

    On August 10, 1999, the Company completed an initial public offering in which proceeds, net of underwriting discounts, commissions and expenses, of approximately $44.8 million were raised. An additional $5.0 million was raised in a direct sale of 454,545 shares of common stock to General Electric Capital Assurance Company. A portion of the proceeds was used to retire notes payable of $26.6 million and pay all accumulated dividends of $2.1 million on mandatorily redeemable convertible preferred stock.

    Upon completion of the initial public offering, all outstanding shares of the Company's mandatorily redeemable convertible preferred stock were converted to shares of common stock. One share of common stock was exchanged for each share of preferred stock, resulting in an increase in shareholder equity of $34.7 million.

Securities purchase agreement

    On June 26, 2000, the Company entered into a securities purchase agreement with private investors affiliated with Warburg, Pincus & Co., LLC, First Analysis Corporation and Third Point Management, LLC. The agreement provided the Company an option to sell an aggregate of 2,187,289 shares of common stock at a per share price of $6.86 between September 14, 2000 and November 13, 2000. As consideration for the option, the Company issued to the investors warrants to purchase 693,983 shares of its common stock at an exercise price of $6.86 per share. The warrants are fully vested and expire on June 26, 2005. The Company exercised this option on October 31, 2000, receiving $15.0 million in cash, net of expenses.

Stock repurchase

    On October 7, 1998, the Company used a portion of the proceeds from the issuance of the Series B preferred stock to repurchase and retire 2,173,206 shares of common stock and 2,404,652 shares of Series A preferred stock at $4.20 per share. The number of shares redeemed was sufficient to provide the Series B investor with a 62% ownership position, on a fully diluted basis, as of the investment date. The repurchase price of both the Series A preferred stock and common stock was in excess of the $3.99 and $3.78, respectively, per share fair values of the stock at the date of repurchase. In accordance with Emerging Issues Task Force Topic D-53, the Company recognized expense of $505,000, which represents the excess of the repurchase price over the fair value of the repurchased preferred shares. In accordance with FASB Technical Bulletin 85-6, the Company recognized expense of $879,000, which represents the excess of the repurchase price over the fair value of all common shares repurchased, with the exception of 76,382 repurchased shares which resulted from employee stock option exercises immediately preceding the repurchase. For these shares, $274,000 in expense was recognized for the excess of the repurchase price over the employees' cost basis in the shares.

Warrants

    On April 30, 1999, the Company issued warrants in connection with the acquisition of PartsVoice. See Note 2. On May 1, 2000, the Company issued warrants in connection with the DaimlerChrysler service agreement. See Note 6. On August 18, 2000, the Company issued warrants in connection with the MotorPlace Auto Exchange agreement. See Note 5. On June 26, 2000, the Company issued affiliates of Warburg, Pincus & Co, LLC, First Analysis Corporation and Third Point Management,

LLC warrants to purchase a total of 693,984 shares of common stock at an exercise price of $6.8578 per share. The warrants expire on June 26, 2005. The Black-Scholes value of the warrants was approximately $3.5 million

13. Stock Purchase and Option Plans

Stock purchase plan

    The Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") on August 12, 1999 under which 300,000 shares have been reserved for issuance. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 15% of the employees' cash compensation. The purchase price per share will be 85% of the common stock fair value at the lower of certain plan-defined dates. Pursuant to the Purchase Plan, 70,683 shares were issued at a weighted average price of $6.43 per share for the year ended December 31, 2000, and no shares were issued for the years ended December 31, 1999 and December 31, 1998.

Stock option plans

    The Company has two stock option plans, each of which allows The Company to grant options to purchase its common stock to employees, directors, consultants and independent contractors. The Company has reserved for issuance under the 1995 Stock Option Plan 4,501,000 shares of its common stock. The Company has reserved 1,500,000 shares of common stock for issuance under the 2000 Stock Incentive Plan, subject to shareholder approval. Pursuant to the stock option plans, the Board of Directors has granted nonqualified stock options and incentive stock options. The vesting period, exercise price and expiration period of options are established at the discretion of the Board of Directors. While some options were vested when granted, options generally vest over a four-year period and expire ten years from the date of grant.

    The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of the option equals or exceeds the fair value of the underlying common stock as of the grant date. With respect to the stock options granted since inception through July 1999, the Company has recorded deferred stock-based compensation of $8.4 million for the difference between the exercise price and the fair value of the common stock. This amount is being amortized, in accordance with FASB Interpretation No. 28, over the vesting period of the options. Compensation expense relating to these grants of $641,000, $2,749,000, and $532,000 was amortized in 2000, 1999 and 1998, respectively. In addition, in 2000 the company recognized $138,000 in stock-based compensation expense related to the acceleration of vesting of certain employee stock options.

Stock option plan—grants to non-employees

    During the years ended December 31, 2000, 1999 and 1998 0, 45,500 and 0 options, respectively, were granted to third parties, excluding directors, under the Company's 1995 stock option plan. Compensation expense relating to these grants of $130,000, $57,000 and $0 was recognized in 2000, 1999 and 1998, respectively. The fair value of the options granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $1.85 to $7.20, fair value of $6.00 to $9.24, expected lives of three to six months, weighted average risk free interest rate of 5.59%, volatility of 90% and dividend yield of 0%.

Stock option plan activity and summary

    The following table summarizes the activity under the stock option plans:

	Year ended December 31,
	2000
				1999			1998
			Weighted- average FMV of options granted
	Shares	Weighted- average exercise price		Shares	Weighted- average exercise price	Weighted- average FMV of options granted	Shares	Weighted- average exercise price	Weighted- average FMV of options granted
Outstanding at beginning of period	2,327,875	$2.71		2,043,940	$0.39		1,647,754	$0.20
Granted	3,154,973	6.28		1,496,628	4.28		655,100	0.80
Exercised	(401,748)	1.28		(855,478)	0.19		(110,507)	0.27
Forfeited	(625,281)	4.82		(357,215)	2.04		(148,407)	0.37

Outstanding at end of period	4,455,819	5.07		2,327,875	$2.71		2,043,940	$0.39

Exercisable at the end of period	926,222	2.34		789,261	$1.04		1,115,651	$0.16

Options granted during the period at market	3,154,973	$6.28	6.28	301,600	$8.97	$8.97	—	$—	$—

Options granted during the period at less than market	—	$—	—	1,195,028	$3.09	$8.18	655,100	$0.80	$3.02

    At December 31, 2000, 245,809 shares remained reserved and available for grant under the stock option plans.

    The following table summarizes the information about stock options outstanding as of December 31, 2000:

	Outstanding
				Exercisable
		Weighted- average remaining contractual life (years)
Range of exercise prices	Number of shares		Weighted- average exercise price	Number of shares	Weighted- average exercise price
$0.10-0.75	553,057	6.68	$0.41	455,520	$0.35
1.85-1.88	706,437	8.62	1.86	314,621	1.85
2.56-3.69	1,563,023	9.83	2.72	—	—
4.13-6.56	338,590	9.52	5.58	17,035	6.00
7.20-8.00	201,938	8.58	7.27	81,761	7.27
10.38-11.44	686,805	9.25	10.58	40,754	10.71
13.88-19.50	405,969	9.17	15.20	16,531	17.98

	4,455,819	9.01	$5.07	926,222	$2.34

Fair value disclosures

    Had the Company determined compensation expense based on the fair value of the option at the grant date for its stock options issued to employees in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Years ended December 31,
	2000	1999	1998
	(in thousands except per share amounts)
Net loss
As reported	$(25,344)	$(16,501)	$(5,105)
Pro forma	(32,006)	(16,758)	(5,649)
Basic and diluted net loss per share
As reported	$(1.41)	$(2.26)	$(4.74)
Pro forma	(1.79)	(2.30)	(4.93)

    For all grants that were granted prior to the Company's initial public offering in August 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility except for non-employees. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for employee stock option grants in 2000, 1999 and 1998: risk free interest rate at grant date of 5.98%, 5.48% and 5.11%, respectively, no dividends, volatility of 103% in 2000, 118% subsequent to the company's initial public offering in 1999, no volatility from January to July in 1999,or 1998 and expected lives of five years in each year.

    Pro forma net loss amounts reported above reflect only options granted in 1995 through December 31, 2000. The full impact of calculating compensation expense for stock options based on fair value at the grant date is not reflected in the pro forma net loss amounts because compensation expense is reflected over the options' vesting period of four years.

14. Retirement Savings Plan

    On August 1, 1997, the Company established a retirement savings plan that qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan covers all qualified employees. Contributions to this plan by the Company are made at the discretion of the Board of Directors. The Company has not contributed to the plan.

15. Lease Commitments

    The Company leases office space for its corporate headquarters in Seattle, Washington, under a lease that expires on December 31, 2005. The lease includes an option to extend the lease for two additional five-year terms. The Company also leases office space in Portland, Oregon, Troy, Michigan, Columbus, Ohio and Austin, Texas.

    The Company leases various equipment under master capital lease agreements with one of its shareholders. The leases expire at various dates between 2001 and 2005.

    Future minimum lease payments at December 31, 2000 for these leases are as follows:

	Operating	Capital
	(in thousands)
Years ending December 31,
2001	$2,083	$1,029
2002	2,149	333
2003	2,183	22
2004	2,265	21
2005	2,302	3
Thereafter	121	—

Total minimum lease payments	$11,103	1,408

Less: Portion representing interest		(239)

Present value of capital lease obligations		1,169
Less: Current portion		(900)

Capital lease obligations, non-current portion		$269

    The Company records operating lease expense using the straight-line method. Rental expense under operating leases was approximately $2.0 million, $883,000, and $349,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

16. Supplemental Disclosures of Cash Flow Information

    Cash paid for interest during 2000, 1999 and 1998 was $411,000, $993,000, and $93,000, respectively.

    Changes in accounts receivable include $1.1 million in amortization of equity subscriptions in excess of payments received.

    The Company purchased capital assets under capital leases of $0, $2.5 million, and $959,000 during the years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, the Company purchased Oracle software licenses through non-cash financing in the amount of $600,000.

17. Sale of HomeScout

    On March 4, 1998 the Company sold substantially all of the assets related to its HomeScout operations to Homeshark, Inc. for $1,626,000. Revenues for HomeScout were $19,000 for the year ended December 31, 1998.

18. Selected quarterly financial data

    The following table sets forth quarterly financial data for the years ended December 31, 1999 and 2000. The operating results for any given quarter are not indicative of results for any future period. Unaudited pro forma net loss per share is computed based on retroactive application of SAB 101 to January 1, 1997.

	Consolidated Statement of Operations (unaudited) (in thousands, except per share amounts)
	Three Months Ended
	Mar. 31, 1999	June 30, 1999	Sept. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Revenues	2,453	5,409	7,049	8,375	8,914	10,195	10,776	11,596
Gross profit	1,913	4,312	5,543	6,699	7,139	8,003	8,659	9,397
Loss from operations	(2,343)	(3,342)	(5,288)	(5,020)	(3,972)	(5,705)	(16,713)	(6,172)
Net loss before cumulative effect of change in accounting principle	(2,335)	(3,809)	(5,527)	(4,830)	2,659	(5,465)	(14,317)	(6,057)
Cumulative effect of change in accounting principle	—	—	—	—	(2,164)	—	—	—

Net loss available to common shareholders	(2,926)	(4,457)	(5,830)	(4,816)	495	(5,465)	(14,317)	(6,057)
Basic and diluted net loss per share, before change in accounting principle(1)	$(1.97)	$(2.32)	$(0.52)	$(0.29)	0.16	(0.27)	(0.79)	(0.31)
Cumulative effect of change in accounting principle	—	—	—	—	(0.13)	—	—	—

Basic and diluted net loss per share	$(1.97)	$(2.32)	$(0.52)	$(0.29)	$0.03	$(0.27)	$(0.79)	$(0.31)
Weighted average shares outstanding(1)	1,488,681	1,920,262	11,286,321	16,850,441	17,082,768	17,430,769	17,777,662	19,406,069
Pro forma net loss available to common shareholders	(3,098)	(4,794)	(6,137)	(5,367)	2,659	(5,465)	(14,317)	(6,057)
Pro forma basic and diluted net loss per share(1)	(2.08)	(2.50)	(0.54)	(0.32)	0.16	(0.31)	(0.81)	(0.31)
Pro forma weighted-average shares outstanding(1)	1,488,681	1,920,262	11,286,321	16,850,441	17,082,768	17,430,769	17,777,662	19,406,069

(1)
For the three months ended March 31, 2000 diluted weighted average shares outstanding were 18,587,055 on an actual and pro forma basis. Diluted net income per share before the cumulative effect of the change in accounting principle was $0.14. Diluted pro forma net income per share was also $0.14.

    Changes in the presentation of revenue for 2000 are due to the reduction in amounts billed relating to the fair market value of warrants and common stock issued in connection with the agreement with DaimlerChrysler Corporation, as well as the implementation of SAB 101, retroactive to January 1, 2000. A reconciliation of previously reported 2000 revenues to currently stated revenue follows:

	Revenue Reconciliation (unaudited) (in thousands)
	Three months ended
	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
Previously reported gross revenues	9,284	10,988	11,306	12,304
Amortization of stock	—	(14)	(202)	(708)
Adjustment of stock amortization per SAB 101	—	—	84	—
SAB 101 adjustment	(370)	(779)	(412)	—

Revenue	8,914	10,195	10,776	11,596

19. Subsequent Events

    Effective January 1, 2001, 860,000 shares of common stock were added to the 1995 Stock Option Plan. The addition of shares is part of an action approved by the shareholders at the Company's May 2000 annual meeting of shareholders, providing an "evergreen" increase in the number of shares reserved for issuance under the plan on the first day of each year to equal the lesser of 5% of the Company's outstanding shares of common stock or 860,000.

    On March 9, 2001 the Company executed a loan agreement with Silicon Valley Bank Commercial Finance Division. This line of credit gives the Company the ability to borrow up to $10 million against eligible accounts receivable balances, which are limited based on age and other factors within the agreement. The Company is also subject to a variety of covenants, including an obligation to maintain a minimum tangible net worth throughout the term of the agreement.

    In March 2001, the Company reached agreement in principle with GE Capital for termination of the MotorPlace Auto Exchange agreement. As a result of termination, all unamortized warrant charges, of approximately $1.2 million, will be written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to directors will be included under "Election of Directors" in our definitive proxy statement for our 2001 annual meeting of shareholders ("2001 Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this report and is incorporated by reference herein. Information with respect to our executive officers is included under Item 4A of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation will be included under "Executive Compensation" in our 2001 Proxy Statement and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management will be included under "Security Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to certain relationships and related transactions with management will be included under "Certain Transactions" in our 2001 Proxy Statement and is incorporated by reference herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

1. Financial Statements

    See Item 8 of this Form 10-K.

2. Financial Statement Schedules

    The following financial statement schedule of Cobalt for each of the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Cobalt.

PAGE NUMBER
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

    Schedules other than those listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

2. Exhibits

  (a)
  The exhibits listed below are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of The Cobalt Group, Inc. Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on March 30, 2000.
3.2	Bylaws of The Cobalt Group, Inc.
4.1	Common Stock Purchase Warrant dated April 30, 1999, from The Cobalt Group, Inc. to Parts Finder Locating Systems, Inc. and schedule of similar warrants. Incorporated by reference to the Registration Statement on Form S-1 (No. 333-79483) filed by the Registrant on May 27, 1999 (the "Form S-1").
4.2	Common Stock Purchase Warrant Agreement dated May 1, 2000 between DaimlerChrysler Corporation and The Cobalt Group, Inc. and schedule of similar warrants. Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on August 14, 2000 (the "July 2000 Form 10-Q").
4.3	Common Stock Purchase Warrant dated August 18, 2000 between General Electric Capital Auto Financial Services, Inc. and The Cobalt Group, Inc. Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on November 14, 2000 (the "November 2000 Form 10-Q").
4.4	Common Stock Purchase Warrant Agreement dated June 26, 2000 between Warburg, Pincus Equity Partners, L.P. and The Cobalt Group, Inc. and schedule of similar warrants. Incorporated by reference to Schedule 13D filed by Warburg, Pincus Equity Partners, L.P. on July 10, 2000 (the "Schedule 13D").
10.1	The Cobalt Group, Inc. 1999 Employee Stock Purchase Plan. Incorporated by reference to Form S-1.
10.2	Lease Agreement (office form dated October 24, 1999). Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Registrant on November 15, 1999.
10.3	Agreement and Plan of Merger dated January 14, 2000 between IL Acquisition, Inc., The Cobalt Group, Inc., IntegraLink, Inc., Kevin Distelhorst, Philip Turner and Steven French. Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 1, 2000.
10.4	Employment Agreement dated January 14, 2000 between The Cobalt Group, Inc. and Kevin Distelhorst.
10.5	Asset Purchase Agreement dated January 25, 2000 between The Cobalt Group, Inc., and Boats.com, Inc. Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 14, 2000.
10.6	DaimlerChrylser Dealer Web Site Program Services Agreement dated May 1, 2000 between DaimlerChrysler Corporation and The Cobalt Group, Inc. Incorporated by reference to the July 2000 Form 10-Q.
10.7	Securities Purchase Agreement dated June 26, 2000 between Warburg, Pincus Equity Partners, L.P., Riverside-Partnership, Third Point Partners, L.P., Third Point Offshore Fund, Ltd., Points West International Investments, Ltd. and The Cobalt Group, Inc. Incorporated by reference to the Schedule 13D.

10.8	Third Amendment to Registration Agreement dated June 26, 2000 between Warburg, Pincus Equity Partners, L.P., Riverside-Partnership, Third Point Partners, L.P., Third Point Offshore Fund, Ltd., Points West International Investments, Ltd. and The Cobalt Group, Inc. Incorporated by reference to the Schedule 13D.
10.9	MotorPlace Vehicle Network Business Agreement dated August 18, 2000 between General Electric Capital Auto Financial Services, Inc. and The Cobalt Group, Inc. Incorporated by reference to the November 2000 Form 10-Q. (Confidential treatment requested.)
10.10	Loan and Security Agreement dated March 8, 2001 between The Cobalt Group, Inc. and Silicon Valley Bank, Commercial Finance Division.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Accountants.
24.1	Power of Attorney (reference is made to the signature page).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, in Seattle, Washington on April 2, 2001.

THE COBALT GROUP, INC.
By:	/s/ DAVID S. SNYDER David S. Snyder

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John W.P. Holt and David S. Snyder and each of them, his attorney-in-fact, with the power of substitution, for any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on April 2, 2001 on behalf of the Registrant and in the capacities indicated:

Signature	Title

/s/ JOHN W.P. HOLT John W.P. Holt	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID S. SNYDER David S. Snyder	Chief Financial Officer, Executive Vice President (Principal Financial and Accounting Officer)
/s/ HOWARD A. TULLMAN Howard A. Tullman	Chairman of the Board of Directors
/s/ GEOFFREY T. BARKER Geoffrey T. Barker	Director
/s/ MARK T. KOULEGEORGE Mark T. Koulegeorge	Director
/s/ JOSEPH P. LANDY Joseph P. Landy	Director
/s/ ERNEST H. POMERANTZ Ernest H. Pomerantz	Director
J.D. Power III	Director

FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of period	Charge to Cost and Expenses	Deductions*	Balance at End of Period
Year ended December 31, 1998
Allowance for doubtful accounts	40,000	193,000	(148,000)	85,000
Year ended December 31, 1999
Allowance for doubtful accounts	85,000	518,000	(106,000)	497,000
Year ended December 31, 2000
Allowance for doubtful accounts	497,000	761,000	(314,000)	944,000
*
Deductions are direct write-offs of uncollectable amounts.

S-1

QuickLinks

Documents incorporated by reference:
TABLE OF CONTENTS
PART I
PART II
Report of Independent Accountants
Consolidated Balance Sheets (in thousands, except share and per share amounts)
The Cobalt Group, Inc. Consolidated Statements of Operations (in thousands, except share and per share amounts)
The Cobalt Group, Inc. Consolidated Statements of Cash Flows (in thousands)
The Cobalt Group, Inc. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
FINANCIAL STATEMENT SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES