Form 10-Q
period 2001-03-31
COBALT GROUP INC
filed 2001-05-15
CIK 1036290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, 20,354,243 shares of the Company's common stock, $.01 par value, were outstanding.

THE COBALT GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Part I—Financial Information

Item 1. Financial Statements

The Cobalt Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$10,354	$16,577
Accounts receivable, net of allowance for doubtful accounts of $1,135 and $944, respectively	10,427	8,892
Other current assets	1,508	1,673

	22,289	27,142
Capital assets, net	15,125	14,256
Intangible assets, net	14,446	15,569
Other assets	653	959

Total assets	$52,513	$57,926

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,661	$4,696
Accrued liabilities	3,052	2,187
Deferred revenues, current portion	6,012	4,668
Notes payable	—	270
Software financing contract, current portion	631	1,054
Capital lease obligations, current portion	723	900

	13,079	13,775
Non-current liabilities
Deferred revenues, non-current portion	1,298	1,348
Software financing contract, non-current portion	279	279
Capital lease obligations, non-current portion	156	269

	1,733	1,896
Shareholders' equity
Preferred stock: $0.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock: $0.01 par value per share; 200,000,000 shares authorized; 20,309,969 and 20,140,376 issued and outstanding, respectively	203	201
Additional paid-in capital	124,141	124,021
Deferred equity subscriptions	(11,592)	(12,951)
Deferred equity expenses	(664)	(2,167)
Notes receivable from shareholders	(144)	(144)
Accumulated deficit	(74,243)	(66,705)

	37,701	42,255

Total liabilities and shareholders' equity	$52,513	$57,926

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended March 31,
	2001	2000
Revenues
Internet applications and professional services	$8,713	$5,420
Data extraction and aggregation services	3,116	2,889
Wholesale vehicle exchange services	6	—
Other services	448	605

Total revenues	12,283	8,914
Cost of revenues	2,495	1,775

Gross profit	9,788	7,139
Operating expenses
Sales and marketing, excluding stock-based expenses of $1,252 and $68, respectively	6,963	4,276
Product development, excluding stock-based expenses of $37 and $46 respectively	3,169	1,254
General and administrative, excluding stock-based expenses of $104 and $152 respectively	6,067	3,783
Amortization of intangible assets	1,123	1,508
Stock-based expenses	1,393	290

Total operating expenses	18,715	11,111

Loss from operations	(8,927)	(3,972)
Interest expense	(74)	(68)
Interest income	299	317
Gain on sale of YachtWorld	1,175	6,446
Other income, net	(12)	(64)

Net income (loss) prior to change in accounting principle	$(7,539)	$2,659

Cumulative effect of change in accounting principle	$—	$(2,164)

Net income (loss)	$(7,539)	$495

Basic net income (loss) per share	$(0.37)	$0.03

Weighted-average shares outstanding—basic	20,287,918	17,082,768

Diluted net income (loss) per share	$(0.37)	$0.03

Weighted-average shares outstanding—diluted	20,287,918	18,587,055

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(7,539)	$495
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred equity expenses	1,460	290
Depreciation and amortization	2,380	2,040
Gain on sale of YachtWorld	(1,175)	(6,382)
Changes in:
Accounts receivable	(669)	(1,564)
Other assets	471	1,133
Accounts payable and accrued liabilities	(1,440)	(138)
Deferred revenues	1,295	3,038

Net cash used in operating activities	(5,217)	(1,088)

Cash Flows from Investing Activities
Acquisition of capital assets	(2,127)	(1,593)
Proceeds from sale of YachtWorld	1,175	6,674
Investment in IntegraLink	—	(1,614)
Proceeds from sale of capital assets	—	24

Net cash provided by (used in) investing activities	(952)	3,491

Cash Flows from Financing Activities
Proceeds from exercise of stock options	32	331
Proceeds from employee stock purchase plan	132	175
Proceeds from deferred equity subscriptions	495	—
Payment of capital lease obligations and software financing contract	(713)	(316)

Net cash provided by (used in) financing activities	(54)	190

Net Change in Cash	(6,223)	2,593
Cash, Beginning of Period	16,577	14,224

Cash, End of Period	$10,354	$16,817

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

    These interim statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto for the fiscal year ended December 31, 2000 included in the Company's annual report on Form 10-K, SEC File No. 000-26623.

Basis of presentation

    The Company's consolidated financial statements include the assets, liabilities and results of operations of majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.  Industry segment and geographic information

    The Company has identified three reportable segments: Internet applications and professional services, data extraction and aggregation services, and wholesale vehicle exchange services. The Internet applications and professional services segment consists primarily of hosting and maintenance of pre-packaged Web sites, software applications that integrate with those Web sites, and professional services projects focused on substantial customization of those Web sites. The data extraction and aggregation segment consists of the collection, aggregation, distribution and analysis of data from automotive dealer computer systems. The wholesale vehicle exchange services segment consists of an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and asset owners.

    The Company's operating segments are strategic business units that offer different products and services, about which discrete financial information is available for evaluation by the chief operating decision-makers in making determinations about how to allocate resources and assess performance. During the 2001 budget preparation process, the Company began to report information for separate business units to the chief decision-makers. As a result of this and other changes in management structure and focus, the Company is reporting segment information as required by Statement of Financial Accounting Standards No. 131 for the quarter ending March 31, 2001.

    For management purposes, revenues are reported before the reduction of amounts billed to DaimlerChrysler Corporation ("DaimlerChrysler"), which are accounted for as equity subscriptions, and before the deferral of set-up fees and customized projects revenues in accordance with Staff

Accounting Bulletin No. 101 ("SAB 101"). SAB 101 requires the Company to recognize set-up fees for Internet applications ratably over the estimated customer life of three years and fees for professional services projects over the estimated project life of two years. For management purposes, revenues from professional services projects are recognized on a percentage of completion basis.

    In addition, for each separate segment, management measures earnings before depreciation and amortization, with adjustments to include deferrals resulting from the Company's implementation of SAB 101 and amounts billed to DaimlerChrysler for services that are accounted for as equity subscriptions ("Adjusted EBDA"). Evaluation of segment results of operations excludes assets, certain general and administrative expenses, and certain one time charges, such as the $1.2 million warrant charge taken in the quarter ended March 31, 2001 (See Note 4). Revenues by geographic area are based on their country of destination. At this time, substantially all revenues are attributable to customers within the United States; therefore, no geographic information is presented. There are no material inter-segment transactions.

    The table below presents information about reported segments for the three months ended March 31, 2001 and March 31, 2000:

	For the Three Months Ended March 31,
	2001	2000
	(in thousands) (unaudited)
Gross revenues
Internet applications and professional services	11,000	5,790
Data extraction and aggregation services	3,116	3,032
Wholesale vehicle exchange services	6	—
All other	475	462

Total gross revenues, by segment	14,597	9,284
Operating income (loss)
Internet applications and professional services	(3,074)	(2,432)
Data extraction and aggregation services	3	(91)
Wholesale vehicle exchange services	(983)	—
All other	89	212

Total operating income (loss), by segment	(3,965)	(2,311)
Adjusted EBDA
Internet applications and professional services	(1,914)	(1,734)
Data extraction and aggregation services	1,336	1,535
Wholesale vehicle exchange services	(860)	—
All other	107	217

Total Adjusted EBDA, by segment	(1,331)	18

    The following table provides reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three months ended March 31, 2001 and March 31, 2000:

	For the Three Months Ended March 31,
	2001	2000
	(in thousands) (unaudited)
Total gross revenues, by segment	14,597	9,284
DaimlerChrysler equity subscriptions	(1,322)	—
SAB 101 revenue deferrals	(992)	(369)

Reported revenues	12,283	8,914
Total operating income (loss), by segment	(3,965)	(2,311)
Unallocated expenses, including corporate, finance, legal, business development, executive and the one-time warrant charge of $1.2 million in the first quarter of 2001	(2,648)	(1,292)
Adjustments from gross revenue, above	(2,314)	(370)

Reported operating income (loss)	(8,927)	(3,972)
Total Adjusted EBDA, by segment	(1,331)	18
Unallocated expenses	(2,647)	(1,290)
Non-cash portion of unallocated expenses	1,206	—
Non-operating income (loss)	209	184
Adjustments to revenues	(2,314)	(369)

EBDA	(4,877)	(1,457)

    For the three months ending March 31, 2001, revenues from DaimlerChrysler represented 19% of the Company's Internet applications and professional services segment revenues and 45% of the data extraction and aggregation services segment revenues. On a consolidated basis, revenues from DaimlerChrysler represented 29% of the Company's reported revenues for the three months ended March 31, 2001.

3.  Sale of YachtWorld.com

    In January 2000, the Company sold the assets of its YachtWorld.com operation to Boats.com, Inc. ("Boats.com"). The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. The Company also received a warrant to purchase 473,455 shares of Boats.com common stock. No value was attributed to the warrant. The total expected gain on the sale of YachtWorld.com was $13.5 million. However, due to the risk associated with collection of the sales proceeds, the Company recognized the gain associated with the sale of YachtWorld.com only as payments were received.

    During the year ended December 31, 2000 the Company received payments of $3.5 million and $2.5 million. On March 28, 2001, a final payment was received in the amount of $1.2 million from Boats.com. At the time of this payment, the Company agreed to forgive the remaining $3.6 million of the note receivable balance. As a result, no further payments or gains are expected on the sale of the YachtWorld.com assets.

4.  Termination of agreement with GE Capital to operate MotorPlace Auto Exchange

    On August 18, 2000, the Company entered into an operating agreement with General Electric Capital Auto Financial Services Corporation ("GE Capital") to develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. Consideration for the agreement included a warrant to purchase 400,000 shares of the Company's common stock. The warrant was valued at $1.3 million using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $4.81 per share, expected life of five and one third years, risk-free interest rate of 6.11%, volatility of 93% and dividend yield of 0%. The value of the warrant was initially amortized on a straight-line basis to cost of revenues over the life of the agreement, which originally expired December 31, 2005.

    In the first quarter of 2001, the Company reached an agreement in principle with GE Capital to terminate the operating agreement relating to MotorPlace Auto Exchange. The agreement in principal was due in part to the dissolution of the after-market auto finance and leasing operations of GE Capital. As a result of the agreement in principal, the Company expensed, all unamortized warrant charges related to the operating agreement, which totaled approximately $1.2 million on March 31, 2001, and assumed full control over the operations and development of MotorPlace Auto Exchange.

5.  Loan facility

    On March 8, 2001 the Company executed a loan and security agreement with Silicon Valley Bank Commercial Finance Division ("Silicon Valley Bank") for a $10 million secured credit facility. Under the agreement with Silicon Valley Bank, the Company may borrow amounts not to exceed the lesser of $10 million or 80% of eligible accounts receivable. The eligibility of receivables is limited based on agings of the accounts, appropriate reserves and other factors. The Company is also subject to a variety of covenants, including an obligation to maintain a minimum tangible net worth throughout the term of the agreement.

6.  Net income (loss) per share

    Basic net income (loss) per share represents net income (loss) available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net losses per share are equal for the three months ended March 31, 2001 because the impact of potential common stock equivalents is anti-dilutive. A total of 7,313,095 common stock options and warrants were outstanding at March 31, 2001.

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net income (loss) per share calculations for the periods indicated:

	Three Months Ended March 31,
	2001	2000
	(in thousands, except share amounts)
Numerator:
Previously reported net income	(7,539)	3,027
Cumulative effect of change in accounting principle	—	(2,532)

Net income (loss)	$(7,538)	$495

Denominator:
Weighted-average shares outstanding—basic	20,287,918	17,082,768
Effect of dilutive securites
Employee Stock Options	—	1,338,154
Warrants	—	166,133

Weighted-average shares outstanding—diluted	20,287,918	18,587,055

7.  New accounting pronouncements

    We adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" in the three months ended March 31, 2001. The adoption of this standard did not have a material impact on our financial positions, results of operations or cash flows.

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included in the Company's annual report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Future Results" in this Form 10-Q. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to update forward-looking statements.

Overview

General

    We are a leading provider of e-business products and services to the automotive industry. Our products include feature-rich Web sites, Internet-based software applications, and customer relationship management tools for automotive dealers. Also included in our product line are e-commerce services for original equipment manufacturer parts, data collection, normalization, and reporting services, wholesale vehicle remarketing services, and e-business training and consulting services for manufacturers and dealers.

    We currently provide Internet-hosted applications and professional services to approximately 8,950 automotive dealer clients and we are the manufacturer-endorsed provider of e-business solutions for the dealership networks of 14 automotive manufacturers. We also offer a variety of packaged e-business solutions that are endorsed by the National Automobile Dealers Association. Our IntegraLink data extraction and aggregation services are used to collect data from approximately 13,000 new vehicle franchises. The PartsVoice parts locator database contains over 38 million parts. In total, we provide our services to clients representing approximately 15,000 new vehicle franchises.

Industry Segments

    Our business consists of three strategic business segments that offer different products and services and for which discrete financial information is evaluated by our chief operating decision-makers: Internet applications and professional services; data extraction and aggregation services; and wholesale vehicle exchange services. These segments are defined by the Company's chief decision-makers as follows:

  •
  The Internet applications and professional services segment consists primarily of hosting, and maintenance of automotive dealer Web sites, software applications that integrate with those Web sites, and professional services projects focused on substantial customization of those Web sites.

  •
  The data extraction and aggregation segment consists of the collection, aggregation, distribution and analysis of data from automotive dealer computer systems.

  •
  The wholesale vehicle exchange services segment consists of an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and asset owners.

    For management purposes, segment revenues are reported before the reduction of amounts billed to DaimlerChrysler, which are accounted for as equity subscriptions, and before the deferral of revenues in accordance with SAB 101. SAB 101 requires us to recognize set-up fees for Internet applications ratably over an estimated customer life of three years and fees for professional services projects over an estimated project life of two years. Evaluation of segment results of operations excludes assets, certain general and administrative expenses, and certain one-time charges, such as the $1.2 million warrant charge taken in the three months ended March 31, 2001.

Sources of Revenue and Revenue Recognition Policy

    We derive our revenues from fees charged to our automotive dealer and manufacturer clients. Our current service offerings include: comprehensive Internet applications and professional services; data extraction, aggregation and management services; and other services such as dealer training, placement of advertisements and an online wholesale vehicle exchange. The majority of our services are sold to clients under short-term service agreements. We believe that continued revenue growth will be primarily attributable to growth in revenues from our Internet applications and professional services offerings. We anticipate that these additional revenues will primarily come from individual dealer sales, Web site upgrades for current clients, and sales resulting from manufacturer endorsements. The scope and timing of manufacturer endorsements and their related activities may cause variations in our revenue growth rates.

    Consolidated revenues are reported after reductions to amounts billed to DaimlerChrysler relating to the fair value of warrants and common stock issued in connection with our Web site services agreement with DaimlerChrysler that are accounted for as equity subscriptions. The warrants and common stock issued to DaimlerChrysler were valued at $14.6 million at the time of issuance and are being amortized ratably with amounts billed over the initial term of our agreement, which expires December 31, 2002. As of March 31, 2001, we had recognized $2.2 million less in revenues from DaimlerChrysler than amounts billed, including $842,000 in the year ended December 31, 2000 and $1.3 million in the first quarter of 2001. The deferred equity subscriptions balance as of March 31, 2001 of $11.6 million includes $12.4 million remaining to be amortized offset by deferred revenues related to Chrysler of $800,000.

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

    Product development costs primarily consist of personnel dedicated to our product development initiatives, as well as outside consulting services to support our development efforts. Product development costs related to investments in our Web site technology platform are capitalized in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1. This statement provides that certain costs associated with the development of software for internal use should be capitalized, including both internal and external costs in the installation, coding and testing phases. However, costs related to the research and definition of project parameters, as well as the transfer of data to new software are not capitalized and are expensed as incurred. Costs related to the development of our Web sites are accounted for in accordance with Emerging Issues Task Force Issues Summary 00-02, "Accounting for Web Site Development Costs." We expense all costs relate to the planning and post-implementation phases of Web site development. Costs incurred in the development phase are capitalized and recognized over the Web site's useful life if the Web site is expected to have a useful life beyond one year.

    Our general and administrative expenses consist primarily of staff and management costs, facilities expenses and depreciation charges. Our intangible asset amortization charges are associated with our acquisitions of PartsVoice, IntegraLink and our DealerNet Web site.

Dispositions

    In January 2000 we sold the assets of our YachtWorld.com operation to Boats.com, Inc. The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. We also received a warrant to purchase 473,455 shares of Boats.com common stock. On March 31, 2001, a final payment was received in the amount of $1.2 million from Boats.com. At the time of this payment, the Company agreed to forgive the remaining $3.6 million of the note receivable balance. As a result, no further payments or gains are expected on the sale of YachtWorld.com assets. The total gain recognized on the sale of YachtWorld.com was $9.9 million, which represents the cash paid, net of transaction expenses, over the book value of the assets sold.

MotorPlace Auto Exchange

    On August 18, 2000, we entered into an agreement with GE Capital to develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. Consideration for the agreement included a warrant to purchase 400,000 shares of the Company's common stock. The warrant was valued at $1.3 million at the time of issuance and the value of the warrant was being amortized on a straight-line basis to cost of revenues over the life of the agreement, which originally expired December 31, 2005.

    In the first quarter of 2001, we reached an agreement in principle with GE Capital to terminate the operating agreement relating to MotorPlace Auto Exchange. The agreement in principal was due in part to the dissolution of the after-market auto finance and leasing operations of GE Capital. As a result of the agreement in principal, we expensed all unamortized warrant charges related to the operating agreement, which totaled approximately $1.2 million, on March 31, 2001, and we have assumed all expenses related to MotorPlace Auto Exchange.

Technology Investment

    We are engaged in a project related to our Web site technology platform that entails significant investments in internally developed software. As of March 31, 2001, we were in the design and development phase of this project and had incurred software development costs of $5.2 million of which $4.0 million were capitalized. Additionally, related capital assets purchased as of March 31, 2001 totaled $1.9 million. We expect to continue to incur substantial costs related to this project throughout the remainder of 2001.

    In addition, we anticipate continued investment in the development of MotorPlace Auto Exchange. We expect the costs associated with developing MotorPlace Auto Exchange to be in excess of $2.0 million during 2001. In the first quarter of 2001, we invested approximately $900,000 in this effort, consisting of expensed and capitalized labor and consulting costs as well as capital asset purchases.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

	For the Three Months Ended March 31,
	2001	2000
	(in thousands) (unaudited)
Gross Revenues:
Internet applications and professional services	11,000	5,790
Data extraction and aggregation services	3,116	3,032
Wholesale vehicle exchange services	6	—
All other	475	461

Total gross revenues, by segment	14,597	9,283
DaimlerChrysler equity subscriptions	(1,322)	—
SAB 101 revenue deferrals	(992)	(369)

Reported revenues	12,283	8,914

    Revenues.  Our consolidated revenues increased to $12.3 million for the three months ended March 31, 2001 from $8.9 million for the same period of 2000. This increase is primarily attributable to a net increase of 3,310 dealer clients using our Internet applications and professional services. These increases have also been offset by the recognition of amounts billed to DaimlerChrysler as equity subsriptions.

    Internet applications and professional services.  Revenues for the Internet applications and professional services segment increased 90% to $11.0 million for the three months ended March 31, 2001 from $5.8 million for the same period of 2000, prior to reductions to 2001 revenues of $1.3 million from amounts billed to DaimlerChrysler and $1.0 million for the change in revenue recognition for non-recurring fees under SAB 101 and reductions to 2000 revenues of $400,000 due to SAB 101. This increase is primarily attributable to the addition of approximately 3,300 dealer Web site clients, which accounted for 98% of the revenue increase.

    Data extraction and aggregation services.  Revenues from our data extraction and aggregation services segment increased 2.8% to $3.1 million for the three months ended March 31, 2001 from $3.0 million for the same period of 2000. This increase is primarily attributable to sales of data extraction and aggregation services in conjunction with automotive dealer Web sites.

    Wholesale vehicle exchange services.  Revenues from our wholesale vehicle exchange services segment were $6,000 for the three months ended March 31, 2001. The initiative was launched in the third quarter of 2000 and we expect to continue to invest in marketing and technology efforts associated with the launch.

    Cost of revenues.  The gross profit margin percentage for the three months ended March 31, 2001 was 79.7% compared to 80.0% in the same period of 2000.

    Sales and marketing.  Sales and marketing costs, excluding stock-based expenses, increased 63% to $7.0 million for the three months ended March 31, 2001 from $4.3 million for the same period of 2000. Of the increase, 79% was attributable to additional sales and service personnel, including the implementation of our customer service department, eCare, in the second half of 2000.

    Product development.  Excluding stock-based expenses, product development expenses increased 153% to $3.2 million for the three months ended March 31, 2001 as compared to $1.3 million in the same period of 2000. Increases in personnel and outside consulting services dedicated to our product development initiatives accounted for 90% of the increase.

    General and administrative.  General and administrative costs, excluding stock-based expenses, increased to $6.1 million for the three months ended March 31, 2001 from $3.8 million for the same period of 2000. Increases in personnel and related costs accounted for 39% of the increase. Overhead charges including bad debt expense and business taxes accounted for 25% of the increase, and increased depreciation charges associated with increased capital investments accounted for 20% of the increase.

    Stock-based compensation.  Stock-based expenses increased to $1.4 million in the three months ended March 31, 2001 from $290,000 in the same period of 2000. The increase is due to the $1.2 million charge for unamortized warrants related to the agreement in principal with GE Capital to terminate the MotorPlace Auto Exchange agreement. The increase is offset by decreasing charges attributable to stock options granted to employees due to the use of an accelerated method of amortizing deferred compensation and to the cancellation of deferred compensation related to employee stock options following employee terminations.

    Operating income (loss).  Loss from operations was $8.9 million for the three months ended March 31, 2001 compared to a loss of $4.0 million for the same period of 2000. The increase in net loss is attributable to increased personnel costs, depreciation and amortization as well as outside consulting services as discussed in the individual expense categories, offset by revenues.

    Loss from operations for our Internet applications and professional services segment was $3.1 million for the three months ended March 31, 2001 compared to a loss of $2.4 million for the same period of 2000. The increase in net loss is primarily attributable to increased costs of overhead allocated to the segment, including marketing programs, facilities costs, depreciation and other overhead expenses.

    Income from operations for our data aggregation and extraction services segment was $3,000 for the three months ended March 31, 2001 compared to a loss of $91,000 for the same period of 2000. The primary reason for the transition from operating loss to operating income was the reduction in intangible asset amortization charges associated with the operating segment. The decrease in intangible asset amortization charges is attributable to the $9.7 intangible asset impairment charge taken in the third quarter of 2000.

    Loss from operations for our wholesale vehicle exchange services segment was $984,000 for the three months ended March 31, 2001. There was no loss in the corresponding period of 2000, as the launch of MotorPlace Auto Exchange took place in the second half of 2000. The majority of the operating loss is associated with start-up investment in MotorPlace Auto Exchange, including investments in personnel and outside consulting expenses.

    Adjusted EBDA.  Adjusted EBDA is the primary metric used by the chief operating decision-makers to measure our ability to generate cash flow. We define Adjusted EBDA as earnings, excluding other income, before depreciation and amortization charges, with adjustments to include deferrals resulting from our implementation of SAB 101 and amounts billed to DaimlerChrysler for services that are accounted for as equity subscriptions. Adjusted EBDA may not be consistent with the calculation of EBDA for other public companies. Investors should not view Adjusted EBDA as an alternative to generally accepted accounting principles, or to cash flows from operating, investing and financing activities as a measure of liquidity.

    Adjusted consolidated EBDA for the three months ended March 31, 2001 was a loss of $4.9 million, compared with a loss of $1.5 million for the same period of 2000. The increased Adjusted

EBDA loss was primarily the result of expenses related to the support of our increased client base and our increased technology investment.

    For our Internet applications and professional services segment, Adjusted EBDA for the three months ended March 31, 2001 was a loss of $1.9 million, compared with a loss of $1.7 million for the same period of 2000. This increase is primarily due to the increase in our dealer Web site clients, which increased our customer-support expenses. These expenses were substantially offset by the growth in revenues from the additional 3,300 Web sites activated.

    For our data extraction and aggregation services segment, Adjusted EBDA for the three months ended March 31, 2001 was $1.3 million, compared with $1.5 million for the same period of 2000. This decrease is primarily due to decreasing revenues from PartsVoice, offset by revenues generated by IntegraLink.

    For our wholesale vehicle exchange services segment, Adjusted EBDA for the three months ended March 31, 2001 was a loss of $860,000. Our MotorPlace Auto Exchange initiative was launched in the third quarter of 2000 and we will continue to invest in marketing and technology efforts associated with the launch.

Liquidity and Capital Resources

    At March 31, 2001 our cash balance was $10.4 million, which reflects a decrease of $6.2 million from our cash balance at December 31, 2000.

    Net cash used in operating activities was $5.2 million for the three months ended March 31, 2001 compared to $1.1 million for the same period of 2000. The increase was primarily attributable to the increase in net loss of $7.5 million, after adjustments for depreciation and amortization and non-cash charges in assets and liabilities.

    Net cash used in investing activities was $952,000 for the three months ended March 31, 2001 compared to cash provided by investing activities of $3.5 million for the same period of 2000. The change was primarily attributable to the decreased proceeds from the sale of YachtWorld.com received in 2001 compared to the prior year.

    Net cash used in financing activities was $54,000 for the three months ended March 31, 2001 compared to cash provided by financing activities of $190,000 for the same period of 2000. Increased payments on capital and software financing contracts accounted for the increase; however, the increase was offset in part by payments on deferred equity subscriptions related to the DaimlerChrysler agreement.

    We anticipate continued investment of substantial resources in developing technology that supports our Internet applications and professional services business. This investment will include staffing and consulting costs, in addition to capital purchases. As of March 31, 2001 we had invested an aggregate of $7.1 million in our current project to develop technology that supports our Internet applications business, consisting of $4.0 million in capitalized labor costs, $1.9 million in hardware and software purchases and another $1.2 million in labor and consulting expenses. We anticipate the costs associated with developing MotorPlace Auto Exchange to exceed $2.0 million in 2001. In the three months ended March 31, 2001, we invested approximately $900,000 in the MotorPlace Auto Exchange development effort, consisting of expensed and capitalized labor and consulting costs as well as capital asset purchases.

    On March 8, 2001 we entered into a loan and security agreement with Silicon Valley Bank. This loan facility gives us the ability to borrow up to $10 million against 80% of eligible accounts receivable balances, which are limited based on age and other factors. We are also subject to a variety of covenants, which include an obligation to maintain a minimum tangible net worth throughout the term of the agreement. As of March 31, 2001 we had not borrowed any funds under the loan facility available to us. The maximum amount we were eligible to borrow under the facility as of March 31, 2001 was $6.0 million.

    As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that require near-term investment, including staff, management and infrastructure costs that may negatively affect near-term operating results. For example, our investment in MotorPlace Auto Exchange requires increased staffing and infrastructure to accommodate anticipated growth in our transaction volumes. We also anticipate that we will require increased infrastructure and staffing to support expanded service offerings.

    We do not currently generate sufficient cash to fully fund operations. Although we believe our cash reserves, in addition to the Silicon Valley Bank loan facility, will be adequate to fund our operations for the next twelve months, such sources may be inadequate. If our costs exceed our expectations, or revenues are less than anticipated, we may require additional equity or debt financing to meet future working capital needs. We cannot provide assurance that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms.

Factors That May Affect Our Future Results

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

    We have incurred net losses each year since we began operations and we expect that we will not be profitable at least through 2001. We cannot guarantee that our business strategy will be successful or that we will ever achieve or maintain significant revenues or profitability. We had a net loss of $7.5 million for the three months ended March 31, 2001. As of that date, we had an accumulated deficit of $74.2 million. We have not had operating profits on a quarterly or annual basis. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenue increases and control expenses to achieve and maintain profitability.

We have relied primarily on the issuance of equity securities to finance our operations and may need to raise additional capital to fund our future operations. Any failure to obtain additional capital when needed or on satisfactory terms could damage our business and prospects.

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

    We are engaged in the development of a new technology platform to support our Internet application services. In aggregate, we expect this project alone will cost approximately $11.0 million. The time, expense and effort associated with developing and implementing this new technology infrastructure, as well as our product and service offerings and strategic initiatives, may exceed our expectations. The length of the development cycle varies depending on the nature and complexity of the product, service or initiative, the availability of development, marketing and other internal resources, and the responsiveness of strategic or technology partners. Larger more complex products, services or initiatives, such as the development of our technology infrastructure and the development of MotorPlace Auto Exchange, tend to have longer development cycles. Any delay or failure in developing or implementing these products, services or initiatives would have a negative effect on our results of operations and financial condition.

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

    Our service agreements with dealers generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealer client turnover. During the three months ended March 31, 2001, approximately 464 Web sites, or 5% of our total Web sites as of quarter-end, were terminated. Our rate of dealer client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealers purchasing our services could have a material adverse effect on our business, results of operations, and financial condition.

We will face intense competition and, if we are unable to compete successfully, our business will be seriously harmed.

    Our Internet applications and professional services compete with services offered by large enterprise software providers such as The Reynolds and Reynolds Company ("Reynolds") and Automated Data Processing Corporation ("ADP") as well as local and regional Web site development firms and application providers. We may also be perceived by some dealers as competitors of automobile sales lead generation services such as Autobytel, Inc., Microsoft CarPoint and Autoweb.com, Inc. if these dealers maintain a distinct Internet marketing budget. Our data extraction and aggregation services compete with services provided by Reynolds, ADP and Digital Motorworks, Inc. In 2000, established industry participants announced the formation of two new businesses to provide parts e-commerce services to the automotive industry. ChoiceParts, LLC was formed by Reynolds, ADP and CCC Information Services Corporation and OEConnect, LLC was formed by Ford Motor Company, General Motors, DaimlerChyrsler and Bell and Howell Co. If implemented, these businesses could adversely affect usage of the PartsVoice parts locator service and significantly impair the growth of our data extraction and aggregation services. We anticipate that competition in the market for automotive industry Internet services will increase significantly over time. Barriers to entry on the Internet are relatively low, and we expect to face competitive pressures from numerous companies, particularly those with data aggregation capabilities that may be readily integrated with Internet services. Furthermore, our existing and potential competitors may develop offerings that equal or exceed the quality of our offerings or achieve greater market acceptance than ours. Many of our current and future competitors have and will continue to have substantially greater capital, resources and access to additional financing than we do or will. We cannot assure you that we will be able to compete successfully against our current and future competitors or that competition will not have a material adverse effect on our business, results of operations or financial condition.

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

    We have hired a significant number of new employees, including key executives, and we will continue to add personnel to maintain our ability to grow in the future. Since March 2000, we have added a number of key managerial, technical and operations personnel, including our Executive Vice President and Chief Financial Officer, as well as our Executive Vice President of Sales and Account Services, Vice President of Human Resources, Vice President and General Manager of PartsVoice, Vice President and General Manager of IntegraLink, Vice President of Account Services, Vice President of Marketing, Vice President and General Manager of MotorPlace Auto Exchange and Vice President of Creative Services. We must integrate our key executives into a cohesive management team and at the same time increase the total number of employees and train and manage our employee work force in a timely and effective manner to expand our business. We cannot guarantee that we will be able to do so successfully. To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. We will also need to expand, train and manage our growing employee base, particularly our finance, administrative and operations staff. Further, we must manage effectively our relationships with our dealer, dealer group and manufacturer clients and other third parties necessary to our business. If we are unable to manage growth effectively, our business could suffer.

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

    We depend on the continued performance of our systems and network infrastructure. Any system or network failure that causes interruption or slower response time for our services could result in less traffic to our clients' Web sites and, if sustained or repeated, could reduce the attractiveness of our services to clients. An increase in the volume of Internet traffic to sites hosted by us could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. Any failure of our servers and networking systems to handle current or future volumes of traffic would have a material adverse effect on our business and reputation. In addition, our operations depend upon our ability to maintain and protect our computer systems, which are located at facilities in Seattle, Washington, Portland, Oregon, Austin, Texas, and Columbus, Ohio. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain back-up systems and capabilities and also maintain insurance against fires and general business interruptions, our back-up systems and our insurance coverage may not be adequate in any particular case. The occurrence of a catastrophic event could have a material adverse effect on our business, results of operations and financial condition.

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

    As of March 31, 2001, E.M. Warburg, Pincus & Co., LLC ("Warburg") beneficially owned approximately 45% of our issued and outstanding common stock and is able to exercise significant influence over us, including on matters submitted to our shareholders for a vote, such as:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Part II—Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits listed below are filed as part of this report:

10.1  Loan and Security Agreement dated March 8, 2001 between The Cobalt Group, Inc. and Silicon Valley Bank, Commercial Finance Division.*

*Incorporated by reference to the Annual Report on Form 10-K filed by the Registrant on April 2, 2001.

(b)  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COBALT GROUP, INC.
By:	/s/ DAVID S. SNYDER David S. Snyder, Executive Vice President and Chief Financial Officer Date: May 14, 2001

QuickLinks

THE COBALT GROUP, INC. FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS
Part I—Financial Information
  Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
The Cobalt Group, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)
The Cobalt Group, Inc. Condensed Notes to Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES