Form 10-Q
period 2001-06-30
COBALT GROUP INC
filed 2001-08-13
CIK 1036290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001, 20,555,583 shares of the Company's common stock, $.01 par value, were outstanding.

THE COBALT GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Item 1. Financial Statements

The Cobalt Group, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$7,227	$16,577
Accounts receivable, net of allowance for doubtful accounts of $1,466 and $944, respectively	8,205	8,892
Other current assets	1,633	1,673

	17,065	27,142
Capital assets, net	15,992	14,256
Intangible assets, net	13,323	15,569
Other assets	1,228	959

Total assets	$47,608	$57,926

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,961	$4,696
Accrued liabilities	3,614	2,187
Deferred revenues, current portion	6,091	4,668
Notes payable	—	270
Software financing contract, current portion	569	1,054
Capital lease obligations, current portion	624	900

	13,859	13,775
Non-current liabilities
Deferred revenues, non-current portion	1,350	1,348
Software financing contract, non-current portion	—	279
Capital lease obligations, non-current portion	—	269

	1,350	1,896
Shareholders' equity
Preferred stock; $0.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value per share; 200,000,000 shares authorized; 20,443,354 and 20,140,376 issued and outstanding, respectively	204	201
Additional paid-in capital	124,194	124,021
Deferred equity subscriptions	(9,938)	(12,951)
Deferred equity expenses	(523)	(2,167)
Notes receivable from shareholders	(144)	(144)
Accumulated deficit	(81,394)	(66,705)

	32,399	42,255

Total liabilities and shareholders' equity	$47,608	$57,926

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues
Internet applications and professional services	$8,978	$6,580	$17,691	$12,002
Data extraction and aggregation services	2,891	3,139	6,007	6,171
Wholesale vehicle exchange services	6	—	12	—
Other services	680	476	1,128	938

Total revenues	12,555	10,195	24,838	19,111
Cost of revenues	2,342	2,192	4,837	3,967

Gross profit	10,213	8,003	20,001	15,144
Operating expenses
Sales and marketing, excluding stock-based expense of $24, $74, $1,276 and $142 respectively	6,985	5,172	13,948	9,448
Product development, excluding stock-based expense of $29, $42, $66 and $88 respectively	3,051	1,682	6,220	2,936
General and administrative, excluding stock-based expense of $68, $134, $172 and $310 respectively	6,148	5,020	12,216	8,803
Amortization of intangible assets	1,123	1,584	2,246	3,092
Stock-based expenses	121	250	1,514	540

Total operating expenses	17,428	13,708	36,144	24,819

Loss from operations	(7,215)	(5,705)	(16,143)	(9,675)
Interest expense	(56)	(151)	(130)	(219)
Interest income	140	381	439	698
Gain on sale of YachtWorld	—	—	1,176	6,446
Other income, net	(19)	10	(31)	(56)

Net loss prior to change in accounting principle	$(7,150)	$(5,465)	$(14,689)	$(2,806)

Cumulative effect of change in accounting principle	$—	$—	$—	$(2,163)

Net loss	$(7,150)	$(5,465)	$(14,689)	$(4,969)
Basic and diluted net loss per share	$(0.35)	$(0.31)	$(0.72)	$(0.29)

Weighted-average shares outstanding- basic and diluted	20,362,685	17,430,769	20,324,382	17,254,883

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2000
Cash Flows from Operating Activities
Net Income (Loss)	$(14,689)	$(4,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred equity expenses	1,580	554
Depreciation and amortization	4,808	4,294
Gain on sale of YachtWorld	(1,176)	(6,446)
Changes in:
Accounts receivable	949	(3,399)
Other assets	(229)	865
Accounts payable and accrued liabilities	(308)	878
Deferred revenues	1,425	4,264

Net cash used in operating activities	(7,640)	(3,959)

Cash Flows from Investing Activities
Acquisition of capital assets	(4,298)	(3,824)
Proceeds from sale of YachtWorld	1,176	6,674
Investment in IntegraLink	—	(1,614)
Proceeds from sale of capital assets	—	24

Net cash provided by (used in) investing activities	(3,122)	1,260

Cash Flows from Financing Activities
Proceeds from exercise of stock options	105	431
Proceeds from employee stock purchase plan	135	175
Proceeds from lease financing transactions	—	1,170
Proceeds from deferred equity subscriptions	2,751	—
Payment of note payable	(270)	—
Payment of capital lease obligations and software financing contract	(1,309)	(771)

Net cash provided by financing activities	1,412	1,005

Net change in cash	(9,350)	(1,694)
Cash, beginning of period	16,577	14,224

Cash, end of period	$7,227	$12,530

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

    Due to anticipated technology investments in order to maintain the current parts locator revenue stream, the Company changed the remaining estimated life of the technology associated with the purchase of PartsVoice from 40 months to 12 months in December, 2000. This change in estimated life increased amortization by $132,000 for the three months ended June 30, 2001.

2.  Industry segment and geographic information

Industry Segments

    The Company has identified three reportable segments. These segments are defined by our chief decision-makers as follows:

  •
  The Internet applications and professional services segment consists primarily of hosting, maintenance and template-based customization of pre-packaged Web sites, software applications that integrate with those Web sites, and professional services projects focused on substantial customization of those Web sites.

  •
  The data extraction and aggregation segment consists of the collection, aggregation, distribution and analysis of data from automotive dealer computer systems.

  •
  The wholesale vehicle exchange services segment consists of an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and asset owners.

    In addition, we have included other portions of our business that do not meet quantitative thresholds in a category labeled "All Other". This category includes placements of advertising and Dealer Advisory Services, our e-business training and consulting services for manufacturers and dealers.

    The Company's operating segments are strategic business units that offer unique products and services. Separate and discrete financial information is produced for each segment, and is made available to the chief operating decision makers for consideration in determining how to allocate resources and assess performance. During the 2001 budget preparation process, the Company began to report information for separate business units to the chief decision-makers. As a result of this and other changes in management structure and focus, the Company is reporting segment information as required by Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") for the three and six months ended June 30, 2001 and 2000.

    For management purposes, revenues are reported before the reduction of amounts billed to DaimlerChrysler Corporation ("DaimlerChrysler"), which are accounted for as equity subscriptions, and before the deferral of revenues in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 requires the Company to recognize set-up fees for Internet applications ratably over the estimated customer life of three years and fees for professional services projects over the estimated project life of two years. For management purposes, revenues from professional services projects are recognized on a percentage of completion basis.

    In addition, for each separate business unit, management measures earnings before depreciation and amortization, with adjustments to include deferrals resulting from the company's implementation of SAB 101 and amounts billed to DaimlerChrysler for services that are accounted for as equity subscriptions ("Adjusted EBDA"). Evaluation of segment results of operations excludes assets, certain general and administrative expenses, and certain one time charges, such as the $1.2 million warrant charge taken in the six months ended June 30, 2001 (See Note 4). At this time, all revenues are substantially attributable to customers within the United States; therefore, no geographic information is presented. There are no material inter-segment transactions.

    The table below presents information about reported segments for the three and six months ended June 30, 2001 and June 30, 2000:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)
Gross revenues
Internet applications and professional services	11,193	7,373	22,220	13,163
Data extraction and aggregation services	2,891	3,139	6,007	6,171
Wholesale vehicle exchange services	6	—	12	—
All other	680	476	1,128	938

Total gross revenues, by segment	14,770	10,988	29,367	20,272
Operating income (loss)
Internet applications and professional services	(2,881)	(3,343)	(5,955)	(5,775)
Data extraction and aggregation services	20	163	23	72
Wholesale vehicle exchange services	(1,194)	—	(2,177)	—
All other	323	112	412	324

Operating loss, by segment	(3,732)	(3,068)	(7,697)	(5,379)
Adjusted EBDA
Internet applications and professional services	(1,768)	(2,321)	(3,682)	(4,055)
Data extraction and aggregation services	1,327	1,587	2,663	3,122
Wholesale vehicle exchange services	(1,084)	—	(1,944)	—
All other	343	321	450	538

Total Adjusted EBDA, by segment	(1,182)	(413)	(2,513)	(395)
Depreciation and amortization expense
Internet applications and professional services	995	607	1,966	1,081
Data extraction and aggregation services	1,305	1,643	2,639	3,204
Wholesale vehicle exchange services	110	—	171	—
All other	19	5	33	5

Depreciation and amortization expense, by segment	2,429	2,255	4,809	4,294

    The following table provides reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and six months ended June 30, 2001 and June 30, 2000:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)
Total gross revenues, by segment	14,770	10,988	29,367	20,272
DaimlerChrysler equity subscriptions	(1,401)	(14)	(2,723)	(14)
SAB 101 revenue deferrals	(814)	(779)	(1,806)	(1,147)

Reported revenues	12,555	10,195	24,838	19,111
Total operating income (loss), by segment	(3,732)	(3,068)	(7,697)	(5,379)
Unallocated expenses, including corporate, finance, legal, business development, executive and the one-time warrant charge of $1.2 million in the first quarter of 2001	(1,271)	(1,844)	(3,919)	(3,135)
Adjustments from gross revenue, above	(2,212)	(793)	(4,527)	(1,161)

Reported operating loss	(7,215)	(5,705)	(16,143)	(9,675)
Total Adjusted EBDA, by segment	(1,182)	(413)	(2,513)	(395)
Unallocated expenses	(1,275)	(1,946)	(3,921)	(3,237)
Non-cash portion of unallocated expenses	—	—	1,206	—
Non-operating income	69	240	278	424
Adjustments to revenues	(2,212)	(793)	(4,527)	(1,161)

EBDA	(4,600)	(2,912)	(9,477)	(4,369)

    Adjusted EBDA and EBDA may not be consistent with the calculations of EBDA for other public companies. Investors should not view Adjusted EBDA as an alternative to generally accepted accounting principles, or to cash flows from operations, investing and financing activities as a measure of liquidity.

    The table below presents reportable segments asset information, net of accumulated depreciation, as of June 30, 2001 and December 31, 2000:

	2001	2000
	(in thousands) (unaudited)
Internet applications and professional services	13,665	13,320
Data extraction and aggregation services	14,081	16,169
Wholesale vehicle exchange services	1,569	337
All other	—	—

    For segment reporting purposes, depreciation and amortization expenses are allocated to each reportable segment with other operating expenses creating an allocation of assets and depreciation that is not proportional. Assets are not a measure of segment profitability for management at this time and are not allocated as such.

    For the quarter ending June 30, 2001, DaimlerChrysler represented 24% of the Company's Internet applications and professional services segment revenues and 40% of the data extraction and aggregation services segment revenues. For the quarter ending March 31, 2001, DaimlerChrysler represented 19% of the Company's Internet applications and professional services segment revenues and 45% of the data extraction and aggregation services segment revenues. On a consolidated basis,

DaimlerChrysler represented 31% of the Company's reported revenues in the quarter ended June 30, 2001 and 29% of the Company's reported revenues in the quarter ended March 31, 2001.

3.  Sale of YachtWorld.com

    In January 2000, the Company sold the assets of its YachtWorld.com operation to Boats.com, Inc. ("Boats.com"). The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. The Company also received a warrant to purchase 473,455 shares of Boats.com common stock. No value was attributed to the warrant. The total expected gain on the sale of YachtWorld.com was $13.5 million. However, due to the risk associated with collection of the sales proceeds, the Company recognized the gain associated with the sale of YachtWorld.com as payments were received.

    On September 29, 2000 the Company and Boats.com entered into a note modification agreement. Under the note modification agreement, the $4.8 million balance of the note receivable was re-negotiated to extend the final payment date to March 31, 2001 from December 31, 2000, and the interest rate was increased to 12.0% per annum. On March 28, 2001, a final payment was received in the amount of $1.2 million from Boats.com. At the time of this payment, the Company agreed to forgive the remaining $3.6 million of the note receivable balance. As a result, no further payments or gains are expected on the sale of YachtWorld.com assets.

4.  Termination of agreement with GE Capital to operate MotorPlace Auto Exchange

    On August 18, 2000, the Company entered into an agreement with General Electric Capital Auto Financial Services Corporation ("GE Capital") to develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. Consideration for the agreement included a warrant to purchase 400,000 shares of the Company's common stock. The warrant was valued at $1.3 million using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $4.81 per share, expected life of five and one third years, risk free interest rate of 6.11%, volatility of 93% and dividend yield of 0%. The value of the warrant was initially amortized on a straight-line basis to cost of revenues over the life of the agreement, which originally expired December 31, 2005.

    In the first quarter of 2001, the Company reached an agreement in principle with GE Capital to terminate the operating agreement relating to MotorPlace Auto Exchange. The agreement in principle was due in part to the dissolution of the after-market auto finance and leasing operations of GE Capital. As a result of the agreement in principle, the Company expensed all unamortized warrant charges related to the operating agreement, which totaled approximately $1.2 million in the quarter ended March 31, 2001, and assumed full control over the operations and development of MotorPlace Auto Exchange.

5.  Loan Facility

    On March 8, 2001 the Company executed a loan and security agreement with Silicon Valley Bank Commercial Finance Division ("Silicon Valley Bank"). Under the agreement with Silicon Valley Bank, the Company could borrow amounts not to exceed the lesser of $10 million or 80% of eligible accounts receivable. The eligibility of receivables is limited based on agings of the accounts, appropriate reserves and other factors. The Company is also subject to a variety of covenants, including an obligation to maintain a minimum tangible net worth throughout the term of the agreement.

    On June 2, 2001, the Company defaulted on the terms of the loan facility contract by entering into an agreement and plan of merger with Warburg, Pincus Equity Partners, L.P.

6.  Net loss per share

    Basic net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share are equal for the three and six months ended June 30, 2001 because the impact of potential common stock equivalents is anti-dilutive. A total of 7,058,175 and 5,058,781 common stock options and warrants were outstanding at June 30, 2001 and 2000, respectively.

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in thousands, except share amounts)
Numerator:
Previously reported net income	$(7,150)	$(5,465)	$(14,689)	$(2,806)
Cumulative change in accounting principle	—	—	—	(2,163)

Net loss available to common shareholders	$(7,150)	$(5,465)	$(14,689)	$(4,969)
Denominator:
Weighted-average shares outstanding — basic and diluted	20,362,685	17,430,769	20,324,382	17,254,883

7.  New Accounting Pronouncements

    The Company adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" (SFAS No. 133) in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on our financial positions, results of operations or cash flows.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes APB 16, Business Combinations. The provisions of FAS 141 require adoption by July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

    FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and supercedes APB 17, Intangible Assets. The Company is required to adopt the provisions of FAS 142 as of January 1, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The Company will adopt FAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

    The Company will adopt FAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill as of that date. At June 30, 2001 net goodwill approximated $731,000. Goodwill amortization approximated $932,000 and $1.9 million for the three and six-months ended June 30, 2001, respectively. In addition, the company currently has $1.0 million in net workforce that will be transferred to goodwill effective January 1, 2002. Finally, as part of the transition provisions the Company will be required to measure goodwill for impairment effective January 1, 2002. Any impairment resulting from the adoption of this pronouncement will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if impairment will be required until completion of this impairment test.

8.  Agreement and plan of merger with Warburg, Pincus Equity Partners, L.P.

    On June 2, 2001, the Company entered into an Agreement and Plan of Merger, dated as of June 2, 2001 (the "Merger Agreement"), with Cobalt Acquisition Corporation ("Merger Sub"), a Washington corporation that is wholly-owned by Warburg, Pincus Equity Partners, L.P. ("Warburg"), a private equity firm and the Company's largest shareholder. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company as the surviving corporation (the "Merger").

    At the effective time of the Merger, each outstanding share of common stock of the Company, par value $0.01 per share, except for those shares owned by (i) Warburg, John W.P. Holt, a director and the chief executive officer of the Company, Ernest Pomerantz, a director of the Company, and certain other of the Company's senior management, directors, officers, and other shareholders to be determined (the "Participating Shareholders") and (ii) shareholders who exercise their dissenters' rights under Washington law, would be converted into the right to receive $3.50 in cash. Following completion of the Merger, Warburg and the Participating Shareholders would privately hold the Company.

    The Board of Directors of the Company unanimously approved the Merger after receiving the unanimous recommendation of a special committee of independent directors that was established to evaluate and negotiate the Merger on behalf of the Company's Board of Directors.

    Following Cobalt's announcement of the execution of the merger agreement on June 4, 2001, three purported class action lawsuits were filed against Cobalt, Warburg, and members of Cobalt's board of directors. On July 12, 2001, the defendants filed a Joint Motion to Consolidate the three purported class action shareholder lawsuits and, on July 24, 2001, that motion was granted. Pursuant to the Consolidation Order, the plaintiffs have been directed to file an amended and consolidated complaint, which they have not yet done. The plaintiff's unconsolidated complaints had sought preliminary and permanent injunctions with respect to the consummation of the merger, rescission of the transaction and recissionary damages in the event the proposed transaction is consummated, disgorgement of any profits earned by the defendants and the reasonable fees and expenses of the plaintiff's attorneys.

    Completion of the Merger is subject to the satisfaction of customary closing conditions set forth in the Merger Agreement, including the approval of shareholders holding a majority of the Company's outstanding shares of common stock and receipt of regulatory and other approvals. Warburg and John W.P. Holt, the Company's President and Chief Executive Officer, who collectively own approximately 49% of the outstanding common stock of the Company, have entered into a voting agreement pursuant to which they have agreed to vote their shares of common stock to approve the Merger and against any competing proposal to acquire the Company or any other action that could reasonably be expected to impede, interfere with, delay, postpone, or materially adversely affect the transactions contemplated by the Merger Agreement. The Company currently expects that the Merger will be consummated in October 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included in the Company's annual report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Future Results" in this Form 10-Q. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to update forward-looking statements.

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

    We currently provide Internet-hosted applications and professional services to approximately 8,900 automotive dealer clients and we are the manufacturer-endorsed provider of e-business solutions for the dealership networks of 14 automotive manufacturers. We also offer a variety of packaged e-business solutions that are endorsed by the National Automobile Dealers Association. Our IntegraLink data extraction and aggregation services are used to collect data from approximately 13,000 new vehicle franchises. The PartsVoice parts locator database contains over 38 million parts. In total, we provide our services to clients representing approximately 15,000 new vehicle franchises.

Industry Segments

    Our business consists of three strategic business units that offer different products and services and for which discrete financial information is evaluated by our chief operating decision makers: Internet applications and professional services; data extraction and aggregation services; and wholesale vehicle exchange services. These segments are defined by our chief decision-makers as follows:

  •
  The Internet applications and professional services segment consists primarily of hosting, maintenance and template-based customization of pre-packaged Web sites, software applications that integrate with those Web sites, and professional services projects focussed on substantial customization of those Web sites.

  •
  The data extraction and aggregation segment consists of the collection, aggregation, distribution and analysis of data from automotive dealer computer systems.

  •
  The wholesale vehicle exchange services segment consists of an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and asset owners.

    In addition, we have included other portions of our business that do not meet quantitative thresholds in a category labeled "All Other". This category includes placements of advertising and Dealer Advisory Services, our e-business training and consulting services for manufacturers and dealers.

    For management purposes, segment revenues are reported before the reduction of amounts billed to DaimlerChrysler Corporation ("DaimlerChrysler"), which are accounted for as equity subscriptions, and before the deferral of revenues in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101requires us to recognize set-up fees for Internet applications ratably over the estimated customer life of three years and fees for professional services projects over the estimated project life of two years. Evaluation of segment results of operations excludes assets, certain general and administrative expenses, and certain one-time charges, such as the $1.2 million warrant charge taken in the six months ended June 30, 2001.

Sources of Revenue and Revenue Recognition Policy

    We derive our revenues from fees charged to our automotive dealer and manufacturer clients. Our current service offerings include: comprehensive Internet applications and professional services; data extraction, aggregation and management services; and other services such as dealer training, placement of advertisements and an online wholesale vehicle exchange. The majority of our services are sold to clients under short-term service agreements. We believe that continued revenue growth will be primarily attributable to growth in revenues from our Internet applications and professional service offerings. We anticipate that these additional revenues will primarily come from individual dealer sales and sales resulting from manufacturer endorsements. The scope and timing of manufacturer endorsements and their related activities may cause variations in our revenue growth rates.

    Consolidated revenues are reported after reductions to amounts billed to DaimlerChrysler relating to the fair value of warrants and common stock issued in connection with our agreement that are accounted for as equity subscriptions. The warrants and common stock issued to DaimlerChrysler were valued at $14.6 million and are being amortized ratably with amounts billed over the initial term of the agreement, which expires December 31, 2002. As of June 30, 2001, we had recognized $3.6 million less in revenues from DaimlerChrysler than amounts billed, including $842,000 in the year 2000 and $2.7 million in the first six months of 2001. The deferred equity subscriptions balance as of June 30, 2001 of $10.2 million includes $11.0 million remaining to be amortized, offset by deferred revenues related to DaimlerChrysler of $800,000.

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

Dispositions

    In January 2000, we sold the assets of our YachtWorld.com operation to Boats.com, Inc. ("Boats.com"). The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. We also received a warrant to purchase 473,455 shares of Boats.com common stock. As of December 31, 2000, a total of $6.1 million had been received as payment on the note and related interest. On March 28, 2001, a final payment was received in the amount of $1.2 million from Boats.com. At the time of this payment, the Company agreed to forgive the remaining $3.6 million of the note receivable balance. As a result, no further payments or gains are expected on the sale of YachtWorld.com assets. The total gain recognized on the sale of YachtWorld.com was $9.9 million, which represents the cash paid, net of transaction expenses over the book value of the assets sold.

MotorPlace Auto Exchange

    On August 18, 2000, we entered into an agreement with General Electric Capital Auto Financial Services Corporation ("GE Capital") to develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. Consideration for the agreement included a warrant to purchase 400,000 shares of the Company's common stock. The warrant was valued at $1.3 million and the value of the warrant was being amortized on a straight-line basis to cost of revenues over the life of the agreement, which originally expired December 31, 2005.

    In the first quarter of 2001, the Company reached an agreement in principle with GE Capital to terminate the operating agreement relating to MotorPlace Auto Exchange. As a result of the termination, the Company expensed all unamortized warrant charges related to the agreement, which totaled approximately $1.2 million on June 30, 2001, and agreed to assume all expenses related to MotorPlace Auto Exchange.

Technology Investment

    We are engaged in a project related to our Web site technology platform that entails significant investments in internally developed software. As of June 30, 2001, we were in the development phase of this project and had incurred software development costs of $7.1 million of which $5.2 million were capitalized. Additionally, related capital assets purchased as of June 30, 2001 totaled $2.0 million. We expect to continue to incur substantial costs related to this project throughout the remainder of 2001. Upon completion of the project, these costs will be amortized over their expected useful life of three years.

    In addition, we anticipate continued investment in the development of MotorPlace Auto Exchange. The operations of MotorPlace Auto Exchange will require significant development of the MotorPlace.com Web site. As of June 30, 2001, we have invested approximately $2.3 million in this effort, consisting of expensed and capitalized labor and consulting costs as well as capital asset purchases. Beginning in the third quarter of 2001, these costs will be amortized over their expected useful life of three years.

Results of Operations

Three Months ended June 30, 2001 Compared to Three Months ended June 30, 2000

	For the Three Months Ended June 30,
	2001	2000
	(in thousands) (unaudited)
Gross Revenues:
Internet applications and professional services	11,193	7,373
Data extraction and aggregation services	2,891	3,139
Wholesale vehicle exchange services	6	—
All other	680	476

Total gross revenues, by segment	14,770	10,988
DaimlerChrysler equity subscriptions	(1,401)	(14)
SAB 101 revenue deferrals	(814)	(779)

Reported revenues	12,555	10,195

    Revenues.  Our consolidated revenues increased to $12.6 million for the three months ended June 30, 2001 from $10.2 million for the same period in 2000. This increase is primarily attributable to increased revenues from our Internet applications and professional services segment.

    Internet applications and professional services.  Revenues for the Internet applications and professional services segment increased 52% to $11.2 million for the three months ended June 30, 2001 from $7.4 million for the same period in 2000. This increase is calculated prior to reductions in revenues of $1.4 million and $14,000 from amounts billed to DaimlerChrysler in the three months ended June 30, 2001 and June 30, 2000, respectively. In addition, the increase is calculated prior to non-recurring fees deferred under SAB 101 of $814,000 and $779,000, respectively. This increase in revenues prior to these adjustments is primarily attributable to an increase in both the number of dealer web site clients as well increased revenue per dealer web site.

    Data extraction and aggregation services.  Revenues from our data extraction and aggregation services segment decreased 7.0% to $2.9 million for the three months ended June 30, 2001 from $3.1 million for the same period in 2000. This decrease is primarily attributable to higher client attrition rates.

    Wholesale vehicle exchange.  Revenues from our wholesale vehicle exchange segment were $6,000 for the three months ended June 30, 2001. Revenues were $0 for the three months ended June 30, 2000 since the exchange was not launched until the third quarter of 2000.

    Cost of revenues.  The gross profit margin percentage for the quarter ended June 30, 2001 was 81.3% compared to 78.5% in the same period of 2000. The increased margin was a result of decreased personnel costs as well as an increased revenue base for certain fixed site content and licensing costs.

    Sales and marketing.  Sales and marketing costs, excluding stock-based expense, increased 35% to $7.0 million for the quarter ended June 30, 2001 from $5.2 million for the same period of 2000. Of the increase, 95% was attributable to additional sales and service personnel as well as the implementation of our customer service department, eCare, in the second half of 2000.

    Product development.  Excluding stock-based expense, product development expenses increased 82% to $3.1 million for the quarter ended June 30, 2001 as compared to $1.7 million in the same period of 2000. Increases in personnel and outside consulting services dedicated to our product development initiatives accounted for 86% of the increase.

    General and administrative.  General and administrative costs, excluding stock-based expense, increased to $6.1 million for the quarter ended June 30, 2001 from $5.0 million for the same period in 2000. Increases in overhead charges, including bad debt expense, depreciation and equipment maintenance costs, accounted for 83% of the increase.

    Stock-based expense.  Stock-based expense decreased to $120,000 in the quarter ended June 30, 2001 from $250,000 in the same period of 2000. These charges are attributable to stock options granted to employees. The use of an accelerated method of amortizing deferred compensation and the cancellation of employee stock options in connection with employee terminations contributed to the decrease.

    Operating income (loss).  Loss from operations was $7.2 million, for the quarter ended June 30, 2001 compared to a loss of $5.7 million, for the same period of 2000. The increase in net loss is primarily attributable to increased personnel costs, depreciation and amortization as well as outside consulting services, partially offset by the increase in revenues.

    Loss from operations for our Internet applications and professional services segment was $2.9 million for the quarter ended June 30, 2001 compared to a loss of $3.3 million for the same period of 2000. The decrease in net loss is primarily attributable to increased revenues attributable to the segment, partially offset by increased expenses, marketing programs, facilities costs, depreciation and other overhead expenses.

    Income from operations for our data aggregation and extraction services segment was $20,000 for the quarter ended June 30, 2001 compared to $163,000 for the same period of 2000. The decrease in segment income from operations is primarily due to a decrease in revenue due to customer attrition.

    Loss from operations for our wholesale vehicle exchange services segment was $1.2 million for the quarter ended June 30, 2001. There was no loss in the corresponding period of 2000, as the launch of MotorPlace Auto Exchange took place in the second half of 2000. The majority of the operating loss is associated with start-up investment in MotorPlace Auto Exchange and is made up of investments in personnel and outside consulting expenses. Loss from operations does not include the $1.2 million write-off of warrants issued to GE Capital related to the termination of the agreement to operate MotorPlace Auto Exchange.

    Adjusted EBDA.  Adjusted EBDA is the primary metric used by the chief operating decision-makers to measure our ability to generate cash flow. We define Adjusted EBDA as earnings, excluding other income, before depreciation and amortization charges, with adjustments to include deferrals resulting from our implementation of SAB 101 and amounts billed to DaimlerChrysler for services that are accounted for as equity subscriptions. Adjusted EBDA may not be consistent with the calculation of EBDA for other public companies. Investors should not view Adjusted EBDA as an alternative to generally accepted accounting principles, or to cash flows from operations, investing and financing activities as a measure of liquidity.

    Consolidated EBDA for the three months ended June 30, 2001 was a loss of $4.6 million, compared with a loss of $2.9 for the same period of 2000. After adjustments for unallocated expenses, DaimlerChrysler equity subscriptions and revenue deferrals under SAB 101, total Adjusted EBDA by segment for the three months ended June 30, 2001 was a loss of $1.2 million compared with a loss of $413,000 for the same period of 2000.

    For our Internet applications and professional services segment, Adjusted EBDA for the three months ended June 30, 2001 was a loss of $1.8 million compared with a loss of $2.3 million for the same period of 2000. The increase in Adjusted EBDA is primarily attributable to increased revenues, partially offset by increasing expenses related to product development as well as sales and marketing costs.

    For our data extraction and aggregation services segment, Adjusted EBDA for the three months ended June 30, 2001 was $1.3 million compared with $1.6 million for the same period of 2000. The decrease in Adjusted EBDA is primarily attributable to the decrease in revenue due to customer attrition.

    For our wholesale vehicle exchange services segment, Adjusted EBDA for the three months ended June 30, 2001 was a loss of $1.1 million. The vehicle exchange was launched in the third quarter of 2000, and as a result had no loss in the comparable period.

Six Months ended June 30, 2001 Compared to Six Months ended June 30, 2000

	For the Six Months Ended June 30,
	2001	2000
	(in thousands) (unaudited)
Gross Revenues:
Internet applications and professional services	22,220	13,163
Data extraction and aggregation services	6,007	6,171
Wholesale vehicle exchange services	12	—
All other	1,128	938

Total gross revenues, by segment	29,367	20,272
DaimlerChrysler equity subscriptions	(2,723)	(14)
SAB 101 revenue deferrals	(1,806)	(1,147)

Reported revenues	24,838	19,111

    Revenues.  Our consolidated revenues increased to $24.8 million for the six months ended June 30, 2001 from $19.1 million for the same period in 2000. This increase is primarily attributable to increased revenues from our Internet applications and professional services segment.

    Internet applications and professional services.  Revenues for the Internet applications and professional services segment increased 69% to $22.2 million for the six months ended June 30, 2001 from $13.2 million for the same period in 2000. This increase is calculated prior to reductions in revenues of $2.7 million and $14,000 from amounts billed to DaimlerChrysler in the three months ended June 30, 2001 and June 30, 2000, respectively. In addition, the increase is calculated prior to non-recurring fees deferred under SAB 101 of $1.8 million and $1.2 million, respectively. This increase in revenues prior to these adjustments is primarily attributable to an increase in both the number of dealer web site clients as well increased revenue per dealer web site. In addition, professional services work, including custom development contributed to the increase.

    Data extraction and aggregation services.  Revenues from our data extraction and aggregation services segment decreased 2.7% to $6.0 million for the six months ended June 30, 2001 from $6.2 million for the same period in 2000. This decrease is primarily attributable to client attrition.

    Wholesale vehicle exchange.  Revenues from our wholesale vehicle exchange segment were $12,000 for the six months ended June 30, 2001. Revenues were $0 for the three months ended June 30, 2000 since the exchange was not launched until the third quarter of 2000.

    Cost of revenues.  The gross profit margin percentage for the six months ended June 30, 2001 was 80.5% compared to 79.2% in the same period of 2000. The increased margin was a result of decreased personnel costs as well as an increased revenue base for certain fixed site content and licensing costs.

    Sales and marketing.  Sales and marketing costs, excluding stock-based expense, increased 47% to $13.9 million for the six months ended June 30, 2001 from $9.4 million for the same period of 2000. Of the increase, 85% was attributable to additional sales and service personnel as well as the implementation of our customer service department, eCare, in the second half of 2000.

    Product development.  Excluding stock-based expense, product development expenses increased 112% to $6.2 million for the six months ended June 30, 2001 as compared to $2.9 million in the same period of 2000. Increases in personnel and outside consulting services dedicated to our product development initiatives accounted for 89% of the increase.

    General and administrative.  General and administrative costs, excluding stock-based expense, increased to $12.2 million for the six months ended June 30, 2001 from $8.8 million for the same period in 2000, an increase of 39%. Increases in overhead charges, including bad debt expense, depreciation and equipment maintenance costs, accounted for 65% of the increase. An additional 27% of the increase was attributable to additional personnel costs.

    Stock-based expense.  Stock-based expense increased to $1.5 million in the six months ended June 30, 2001 from $540,000 in the same period of 2000. The increasing charges are primarily attributable to the write-off of all unamortized warrant charges associated with the termination of our operating agreement with GE Capital.

    Operating (loss).  Loss from operations was $16.1 million, for the six months ended June 30, 2001 compared to a loss of $9.7 million, for the same period of 2000. The increase in operating loss is primarily attributable to increased personnel costs, depreciation and amortization as well as outside consulting services.

    Loss from operations for our Internet applications and professional services segment was $6.0 million for the quarter ended June 30, 2001 compared to a loss of $5.8 million for the same period of 2000. The increased loss is primarily attributable to increased personnel costs related to supporting our internet application and professional services clients, partially offset by the increase in revenues.

    Income from operations for our data aggregation and extraction services segment was $23,000 for the quarter ended June 30, 2001 compared to $72,000 for the same period of 2000. This decrease is primarily attributable to customer attrition and the resulting decrease in revenues.

    Loss from operations for our wholesale vehicle exchange services segment was $2.2 million for the six months ended June 30, 2001. There was no loss in the corresponding period of 2000, as the launch of MotorPlace Auto Exchange took place in the second half of 2000. The majority of the operating loss is associated with start-up investments in personnel and outside consulting.

    Adjusted EBDA.  Adjusted EBDA is the primary metric used by the chief operating decision-makers to measure our ability to generate cash flow. We define EBDA as earnings, excluding other income, before depreciation and amortization charges, with adjustments to include deferrals resulting from our implementation of SAB 101 and amounts billed to DaimlerChrysler for services that are accounted for as equity subscriptions. Adjusted EBDA may not be consistent with the calculation of EBDA for other public companies. Investors should not view Adjusted EBDA as an alternative to generally accepted accounting principles, or to cash flows from operations, investing and financing activities as a measure of liquidity.

    Consolidated EBDA for the six months ended June 30, 2001 was a loss of $9.5 million, compared with a loss of $4.4 million for the same period of 2000. The decrease in Adjusted EBDA was a result of the launch of MotorPlace Auto Exchange as well as increased expenses related to the support of our increased client base and increased technology investments.

    For our Internet applications and professional services segment, Adjusted EBDA for the six months ended June 30, 2001 was a loss of $3.7 million compared with a loss of $4.1 million for the same period of 2000. The increase in Adjusted EBDA is primarily attributable to increased revenues, partially offset by increasing expenses related to product development as well as sales and marketing costs.

    For our data extraction and aggregation services segment, Adjusted EBDA for the six months ended June 30, 2001 was $2.7 million compared with $3.1 million for the same period of 2000. The decrease in Adjusted EBDA is primarily attributable to the decrease in revenue due to customer attrition.

    For our wholesale vehicle exchange services segment, Adjusted EBDA for the six months ended June 30, 2001 was a loss of $1.9 million. The vehicle exchange was launched in the third quarter of 2000, and as a result had no loss in the comparable period.

Liquidity and Capital Resources

    At June 30, 2001 our cash balance was $7.2 million, which reflects a decrease of $9.4 million from our cash balance at December 31, 2000.

    Net cash used in operating activities was $7.6 million for the six months ended June 30, 2001 compared to $4.0 million for the same period of 2000. The increase was primarily attributable to the increase in net loss, after adjustments for non-cash depreciation and amortization and payments on accounts payables and accrued expenses. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2001 compared to cash provided by investing activities for the same period of 2000 of $1.3 million. The change was primarily attributable to the lower proceeds from the sale of YachtWorld received in 2001 compared to the prior year.

    Net cash provided by financing activities was $1.4 million for the six months ended June 30, 2001, compared to cash provided by financing activities for the same period of 2000 of $1.0 million. This increase is due primarily to proceeds from deferred equity subscriptions related to the DaimlerChrysler agreement, offset by increased payments on capital and software financing contracts.

    On March 8, 2001 we executed a loan and security agreement with Silicon Valley Bank Commercial Finance Division ("Silicon Valley Bank"). Under the agreement with Silicon Valley Bank, we could borrow amounts not to exceed the lesser of $10 million or 80% of eligible accounts receivable. The eligibility of receivables is limited based on agings of the accounts, appropriate reserves and a variety of covenants. On June 2, 2001, the Company defaulted on the terms of the loan facility contract by entering into an agreement and plan of merger with Warburg, Pincus Equity Partners, L.P.

    Following the announcement of the merger agreement on June 4, 2001, three purported class action lawsuits were filed against Cobalt, Warburg Pincus and members of Cobalt's board of directors. On July 12, 2001, the defendants filed a Joint Motion to Consolidate the three purported class action shareholder lawsuits and, on July 24, 2001, that motion was granted. Pursuant to the Consolidation Order, the plaintiffs have been directed to file an amended and consolidated complaint, which they have not yet done. Accordingly, no responsive pleading is due. The plaintiffs' unconsolidated complaints had sought preliminary and permanent injunctions with respect to the consummation of the merger, rescission of the transaction and recissionary damages in the event the proposed transaction is consummated, disgorgement of any profits earned by the defendants and the reasonable fees and expenses of the plaintiff's attorneys. We anticipate that our insurance will fully cover any losses and we expect no cash impact of these lawsuits.

    We anticipate continued investment of substantial resources in developing technology that supports our Internet applications and professional services business. This investment will include staffing and consulting costs, in addition to capital purchases. As of June 30, 2001 we had invested an aggregate of $9.1 million in our current project to develop technology that supports our Internet applications business, consisting of $5.2 million in capitalized labor costs, $2.0 million in hardware and software purchases and another $1.9 million in labor and consulting expenses. As of June 30, 2001 we had invested an aggregate of $2.3 million in the MotorPlace Auto Exchange development effort, consisting of expensed and capitalized labor and consulting costs as well as capital asset purchases.

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

    We do not currently generate sufficient cash to fully fund operations and our current cash reserves are not adequate to fund our operations through the end of the year. As a result of incurring continuing losses from operations and our inability to borrow under our credit facility with Silicon Valley Bank, substantial doubts have been raised about our ability to continue as a going concern. If the merger with Warburg is not completed, we will require additional equity or debt financing to meet future working capital needs. We cannot be certain that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms. If we are unable to obtain additional financing, we will be required to curtail our technology investment, delay or terminate roll-out of new products and significantly reduce our operations.

Factors That May Affect Our Future Results

    You should carefully consider the risks and uncertainties described below and the other information in this report in evaluating our business, operations and prospects.

Risks Relating to our Business

We do not currently generate sufficient cash to fully fund operations and our current cash reserves are not adequate to fund our operations through the end of the year.

    As a result of incurring continuing losses from operations and our inability to borrow under our credit facility with Silicon Valley Bank, substantial doubts have been raised about our ability to continue as a going concern. If the merger with Warburg is not completed, we will require additional equity or debt financing to meet future working capital needs. We cannot be certain that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms. If we are unable to obtain additional financing, we will be required to curtail our technology investment, delay or terminate roll-out of new products and significantly reduce our operations.

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

    We have incurred net losses each year since we began operations and we expect that we will not be profitable at least through 2001. We cannot guarantee that our business strategy will be successful or that we will ever achieve or maintain significant revenues or profitability. We had a net loss of $7.2 million for the quarter ended June 30, 2001. As of that date, we had an accumulated deficit of $81.4 million. We have not had operating profits on a quarterly or annual basis. We expect to continue to incur significant operating expenses and, as a result, we will need to generate significant revenue increases and control expenses to achieve and maintain profitability.

We have relied primarily on issuances of equity securities to finance our operations and will need to raise additional capital to fund our future operations. Any failure to obtain additional capital when needed or on satisfactory terms could damage our business and prospects.

    We do not generate sufficient cash to fully fund operations and our current cash reserves are not adequate to fund our operations through [the end of the year]. As a result of our continued operating losses, limited cash reserves, and inability to borrow under our credit facility with Silicon Valley Bank, substantial doubts have been raised about our ability to continue as a going concern. We will need to raise additional capital in the future to fund our ongoing operations. If we issue additional securities in connection with strategic relationships or to raise additional capital, the percentage ownership of our then-current shareholders will be reduced.

    Our future capital requirements depend on many factors, including the extent of our efforts to develop our new Internet application services technology platform, the rate at which we develop and deploy MotorPlace Auto Exchange, the extent to which we expand our other product and service offerings, the occurrence, timing, size and success of acquisitions, and the effect of competition on our performance. Any difficulty in obtaining additional capital when needed or on satisfactory terms could force us to curtail our operations significantly or prevent us from pursuing our growth strategy.

We expend considerable resources in the development of our technology infrastructure, our services and the pursuit of strategic opportunities. Development efforts that take longer than expected to complete or that are unsuccessful could negatively affect our results of operations and financial condition.

    We are engaged in the development of a new technology platform to support our Internet application services. In aggregate, we expect this project alone will cost approximately $11 million. The time, expense and effort associated with developing and implementing this new technology infrastructure, as well as our product and service offerings and strategic initiatives, may exceed our expectations. The length of the development cycle varies depending on the nature and complexity of the product, service or initiative, the availability of development, marketing and other internal resources, and the responsiveness of strategic or technology partners. Larger, more complex products, services or initiatives, such as the development of our technology infrastructure and the development of MotorPlace Auto Exchange, tend to have longer development cycles. Any delay or failure in developing or implementing these products, services or initiatives would have a negative effect on our results of operations and financial condition.

If we are unsuccessful in quickly and effectively integrating future acquisitions, our business and results of operations could suffer.

    A key element of our growth strategy is to pursue strategic acquisitions and business relationships. Integrating newly acquired businesses or technologies may be expensive and time-consuming. We may fail to manage these integration efforts successfully. The negotiation of potential acquisitions or strategic relationships as well as the integration of future acquired businesses, products or technologies could divert our management's time and resources. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our business and results of operations could suffer. Acquisitions may cause us to incur contingent liabilities and to amortize expenses related to goodwill and other intangible assets, which could adversely affect our results of operations. In addition, acquisitions may result in dilution to our shareholders.

Any failure to build strong relationships with current and prospective automotive dealer and manufacturer clients could limit our growth prospects and adversely affect our business.

    For our business to succeed, we must continue to develop relationships with franchised automotive dealers. We derive most of our revenues from fees paid by our automotive dealer clients and our future growth depends in part on expanding our base of dealer clients. We also must maintain close working relationships with automotive manufacturers. While we have established relationships with a number of manufacturers, these relationships are relatively new and we have little experience in maintaining them. In addition, manufacturers may elect to implement their own Internet strategies, which could reduce our potential client base. For example, during 2000 General Motors Corporation announced its intent to create a subsidiary focused solely on providing technology solutions, including e-business services such as dealer Web sites, to franchised General Motors dealers.

Excessive turnover of our dealer clients could increase our costs, damage our reputation and slow our growth.

    Our service agreements with dealers generally are short-term and cancelable on 30 days' notice. To be successful, we will need to maintain low dealer client turnover. During the quarter ended June 30, 2001, approximately 627 Web sites, or 7% of our total Web sites as of quarter-end, were terminated. Our rate of dealer client turnover may fluctuate from period to period, and may exceed recent levels. A material decrease in the number of dealers purchasing our services could have a material adverse effect on our business, results of operations, and financial condition.

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

    We expect our business to experience seasonality, reflecting seasonal fluctuations in the automotive industry, Internet and commercial online service usage and advertising expenditures. In addition, because we only began operations in March 1995, and because the market for automotive e-business services such as ours is still evolving, it is very difficult to predict future financial results. Due partly to our investments in our technology infrastructure and to our development of MotorPlace Auto Exchange, we plan to significantly increase our technology and development, sales and marketing, as well as general and administrative expenses during the remainder of the year 2001. Our expenses are relatively fixed in the short term and are based in part on our expectations of future revenues, which may vary significantly. If we do not achieve expected revenue targets, we may be unable to adjust our spending quickly enough to offset any revenue shortfall. If this were to occur, our results of operations would be significantly affected.

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

    As of June 30, 2001, E.M. Warburg, Pincus & Co., LLC ("Warburg") beneficially owned approximately 45.8% of our issued and outstanding common stock and is able to exercise significant influence over us, including on matters submitted to our shareholders for a vote, such as:

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

Risks Relating to the Proposed Merger with Warburg

Failure to complete the merger could negatively impact the market price of Cobalt common stock.

    If the proposed merger with Warburg is not completed for any reason, Cobalt will be subject to a number of material risks, including:

  •
  the provision in the merger agreement that Cobalt could be required to pay termination fees;

  •
  the market price of Cobalt common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed;

  •
  costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees, must be paid even if the merger is not completed;

  •
  benefits that Cobalt expects to realize from the merger would not be realized; and

  •
  the diversion of management attention from the day-to-day business of Cobalt, the scaling back of marketing and capital spending and the unavoidable disruption to its employees and its relationships with customers and suppliers, during the period before consummation of the merger, may make it difficult for Cobalt to regain its financial and market position if the merger does not occur.

    If the merger is terminated and our board of directors seeks another merger or business combination, shareholders cannot be certain that we will be able to find a partner willing to pay an equivalent or more better price than the price to be paid by Warburg in the merger.

During the pendency of the merger, Cobalt may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement.

    Unless or until the merger agreement is terminated, subject to specified exceptions, Cobalt is restricted from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger, consolidation, business combination, sale of substantial assets, tender offer, sale of shares of capital stock or other similar transactions with any person or entity other than Warburg. As a result of these restrictions, Cobalt may not be able to enter into an alternative transaction at a more favorable price, if at all, without incurring potentially significant liability to Warburg.

Cobalt's officers and directors have conflicts of interest that may influence them to support or approve the merger.

    The directors and officers of Cobalt have interests in the merger that are different from, or in addition to, those of unaffiliated shareholders. The directors and officers of Cobalt may therefore have been and may be more likely to vote to adopt and approve the merger agreement than if they did not have these interests. Shareholders should consider whether these interests may have influenced these directors and officers to support or recommend the approval of the merger.

Uncertainties associated with the merger may cause Cobalt to lose key personnel.

    Our current and prospective employees may experience uncertainty about their future roles with Cobalt following the completion of the merger. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

    Following Cobalt's announcement of the execution of the merger agreement on June 4, 2001, three purported class action lawsuits were filed against Cobalt, Warburg, and members of Cobalt's board of directors. On July 12, 2001, the defendants filed a Joint Motion to Consolidate the three purported class action shareholder lawsuits and, on July 24, 2001, that motion was granted. Pursuant to the Consolidation Order, the plaintiffs have been directed to file an amended and consolidated complaint, which they have not yet done. Although the consolidated complaint is yet to be filed, the allegations are likely to be substantially similar to those set forth in the complaints that were initially filed. It is expected that the Consolidated Complaint will allege that the members of Cobalt's board of directors breached their fiduciary duties, the per share merger consideration was inadequate, Warburg, John Holt and the other continuing shareholders timed the proposed transaction at a time when Cobalt's stock price was depressed in order to capture for themselves Cobalt's future potential without paying an adequate or fair price and that given the potential or actual conflicts of interest Warburg, John W.P. Holt and other members of management were acting solely out of self interest and without regard for what is best for Cobalt's unaffiliated shareholders. The plaintiff's unconsolidated complaints had sought preliminary and permanent injunctions with respect to the consummation of the merger, rescission of the transaction and recissionary damages in the event the proposed transaction is consummated, disgorgement of any profits earned by the defendants and the reasonable fees and expenses of the plaintiff's attorneys.

Item 4. Submission of Matters to a Vote of Security Holders.

    On May 22, 2001, at the annual meeting of shareholders:

  •
  Mark T. Koulogeorge and John W.P. Holt were elected as Class 1 directors of the Company;

  •
  The 2000 Stock Incentive Plan was approved; and

  •
  The appointment of PricewaterhouseCoopers as independent accountants of the Company for the fiscal year ending December 31, 2001 was ratified.

    The number of votes cast for or against and abstentions on each matter were as follows:

Name of Nominee	Votes "For"	Votes Withheld
John W.P. Holt	17,803,899	34,364
Mark T. Koulogeorge	17,807,064	31,197
	Votes "For"	Votes "Against"	Abstentions
Proposal to Approve The Cobalt Group, Inc. 2000 Stock Incentive Plan	13,369,613	207,769	6,522
	Votes "For"	Votes "Against"	Abstentions
Proposal to Ratify the Appointment of PriceWaterhouseCoopers as Independent Accountants of the Company for the fiscal year ending December 31, 2001	17,821,901	12,885	3,475

    The matters listed above are described in detail in the Company's definitive proxy statement, filed with the Securities and Exchange Commission on April 24, 2001, for the Annual Meeting of Shareholders held on May 22, 2001.

ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K

2.1	Agreement and Plan of Merger between The Cobalt Group, Inc. and Cobalt Acquisition Corporation, dated June 2, 2001 (1)
2.2	Letter Agreement, dated June 2, 2001, between Warburg, Pincus Equity Partners, L.P., and certain of its affiliates and The Cobalt Group, Inc. (1)
2.3	Voting Agreement between Warburg, Pincus Equity Partners, L.P. and John W.P. Holt, dated June 2, 2001 (1)
23	Consent of Independent Accountants (2)
99.1	The Cobalt Group, Inc. Press Release issued June 4, 2001 (1)
99.2	Report of Independent Accountants and Financial Statements of The Cobalt Group, Inc. (2)

(1)
Incorporated by reference from the Current Report on Form 8-K for the event of June 2, 2001, as filed with the Securities and Exchange Commission on June 5, 2001

(2)
Incorporated by reference from the Current Report on Form 8-K for the event of June 28, 2001, as filed with the Securities and Exchange Commission on June 28, 2001

    On June 5, 2001, the Company filed a Current Report on Form 8-K for the event of June 2, 2001, which included disclosure under Items 5 and 7.

    On June 28, 2001, the Company filed a Current Report on Form 8-K for the event of June 28, 2001, which included disclosure under Items 5 and 7. Exhibit 99 to the Form 8-K included the Report of Independent Accountants and Financial Statements of The Cobalt Group, Inc. at and for the fiscal year ended December 31, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized, in Seattle, Washington on August 13, 2001.

The Cobalt Group, Inc.
By:	/s/ DAVID S. SNYDER David S. Snyder Chief Financial Officer and Executive Vice President

QuickLinks

THE COBALT GROUP, INC. FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS
The Cobalt Group, Inc. Consolidated Balance Sheets (in thousands, except share and per share amounts) (unaudited)
The Cobalt Group, Inc. Consolidated Statements of Operations (in thousands, except share and per share amounts) (unaudited)
The Cobalt Group, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)
The Cobalt Group, Inc. Condensed Notes to Consolidated Financial Statements (unaudited)
PART II—OTHER INFORMATION
SIGNATURE