Form 10-Q
period 2001-09-30
COBALT GROUP INC
filed 2001-11-14
CIK 1036290

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2001, 20,627,685 shares of the Company's common stock, $.01 par value, were outstanding.

THE COBALT GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Item 1.  Financial Statements

The Cobalt Group, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2001	December 31, 2000
Assets
Current assets
Cash and cash equivalents	$3,815	$16,577
Accounts receivable, net of allowance for doubtful accounts of $1,608 and $944, respectively	9,228	8,892
Other current assets	2,276	1,673

	15,319	27,142
Capital assets, net	16,243	14,256
Intangible assets, net	12,200	15,569
Other assets	922	959

Total assets	$44,684	$57,926

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,837	$4,696
Accrued liabilities	3,398	2,187
Deferred revenue	6,710	4,668
Notes payable	2,000	270
Software financing contract, current portion	482	1,054
Capital lease obligations, current portion	299	900

	15,726	13,775
Non-current liabilities
Deferred revenues, non-current portion	1,168	1,348
Software financing contract, non-current portion	—	279
Capital lease obligations, non-current portion	—	269

	1,168	1,896
Contingent liabilities	280	—
Shareholders' equity
Preferred stock; $0.01 par value per share; 100,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; $0.01 par value per share; 200,000,000 shares authorized; 20,627,685 and 17,210,941 issued and outstanding, respectively	206	201
Additional paid-in capital	124,159	124,021
Deferred equity subscriptions	(8,343)	(12,951)
Deferred equity expenses	(336)	(2,167)
Notes receivable from shareholders	(144)	(144)
Accumulated deficit	(88,032)	(66,705)

	27,510	42,255

Total liabilities and shareholders' equity	$44,684	$57,926

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues
Internet applications and professional services	$9,093	$7,197	$26,784	$19,197
Data extraction and aggregation services	2,749	3,213	8,756	9,384
Wholesale vehicle exchange services	31	—	43	—
Other services	683	366	1,811	1,304

Total revenues	12,556	10,776	37,394	29,885
Cost of revenues	2,888	2,117	7,725	6,084

Gross profit	9,668	8,659	29,669	23,801
Operating expenses
Sales and marketing, excluding stock-based compensation of ($65), $44, $1,211 and $96, respectively	6,535	6,093	20,483	15,541
Product development, excluding stock-based compensation of $26, $51, $92 and $139 respectively	3,079	2,248	9,299	5,184
General and administrative, excluding stock-based compensation of $27, $117, $199 and $517 respectively	5,542	5,494	17,758	14,297
Amortization of intangible assets	1,123	1,584	3,369	4,676
Intangible asset impairment charge	—	9,742	—	9,742
Stock-based compensation	(12)	212	1,502	752

Total operating expenses	16,267	25,373	52,411	50,192

Loss from operations	(6,599)	(16,714)	(22,742)	(26,391)
Interest expense	(43)	(78)	(173)	(297)
Interest income	1	277	440	975
Gain on sale of YachtWorld	—	2,212	1,176	8,658
Other income, net	3	(15)	(28)	(71)

Net income (loss) prior to change in accounting principle	$(6,638)	$(14,318)	$(21,327)	$(17,126)

Cumulative effect of change in accounting principle	$—	$—	$—	$(2,163)

Net income (loss)	$(6,638)	$(14,318)	$(21,327)	$(19,289)

Basic net loss per share	$(0.32)	$(0.81)	$(1.05)	$(1.11)

Weighted-average shares outstanding	20,570,362	17,777,662	20,355,734	17,429,143

See accompanying notes to consolidated financial statements.

The Cobalt Group, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30
	2001	2000
Cash Flows from Operating Activities
Net income (loss)	$(21,327)	$(19,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred equity expenses	1,568	989
Depreciation and amortization	7,332	6,705
Intangible asset impairment charge	—	9,742
Gain on sale of YachtWorld	(1,176)	(8,658)
Net loss on disposition of assets	—	84
Changes in:
Accounts receivable	455	(3,247)
Other assets	(6)	311
Accounts payable and accrued liabilities	(928)	6,023
Deferred revenues	1,862	3,544

Net cash used in operating activities	(12,220)	(3,796)

Cash Flows from Investing Activities
Acquisition of capital assets	(5,950)	(7,466)
Proceeds from sale of YachtWorld	1,176	8,886
Investment in IntegraLink	—	(1,614)
Proceeds from sale of capital assets	—	24

Net cash used in investing activities	(4,774)	(170)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	167	490
Proceeds from employee stock purchase plan	239	455
Proceeds from lease financing transactions	—	1,170
Proceeds from deferred equity subscriptions	3,817	—
Proceeds from notes payable	2,000	—
Payment of notes payable	(270)	—
Payment of capital lease obligations and software financing contract	(1,721)	(1,290)

Net cash provided by financing activities	4,232	825

Net Change In Cash	(12,762)	(3,141)
Cash, Beginning of Period	16,577	14,224

Cash, End of Period	$3,815	$11,083

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

    Due to anticipated technology investments required to maintain the current parts locator revenue stream, the Company changed the remaining estimated life of the technology associated with the purchase of PartsVoice from 40 months to 12 months in December 2000. This change in estimated life increased amortization by $132,000 for the three months ended September 30, 2001 and $264,000 for the nine months ended September 30,2001.

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

    In addition, we have included other portions of our business that do not meet quantitative thresholds in a category labeled "All Other." This category includes placements of advertising and Dealer Advisory Services, our e-business training and consulting services for manufacturers and dealers.

    The Company's operating segments are strategic business units that offer unique products and services. Separate and discrete financial information is produced for each segment, and is made available to the chief operating decision makers for consideration in determining how to allocate resources and assess performance. During the 2001 budget preparation process, the Company began to report information for separate business units to the chief decision-makers. As a result of this and other changes in management structure and focus, the Company is reporting segment information as required by Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") for the three and nine months ended September 30, 2001 and 2000.

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

    In addition, for each separate business unit, management measures earnings before depreciation and amortization, with adjustments to include deferrals resulting from the Company's implementation of SAB 101 and amounts billed to DaimlerChrysler for services that are accounted for as equity subscriptions ("Adjusted EBDA"). Evaluation of segment results of operations excludes assets, certain general and administrative expenses, and certain one-time charges, such as the $1.2 million warrant charge taken in the nine months ended September 30, 2001 (See Note 4). At this time, all revenues are substantially attributable to customers within the United States; therefore, no geographic information is presented. There are no material inter-segment transactions.

    The table below presents information about reported segments for the three and nine months ended September 30, 2001 and September 30, 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands) (unaudited)
Gross Revenues
Internet applications and professional services	11,103	7,727	33,336	20,889
Data extraction and aggregation services	2,749	3,213	8,756	9,384
Wholesale vehicle exchange services	31	—	44	—
All other	683	366	1,797	1,304

Total gross revenues, by segment	14,566	11,306	43,932	31,577
Operating income (loss)
Internet applications and professional services	(1,851)	(92)	(7,806)	(5,867)
Data extraction and aggregation services	(483)	(10,588)	(460)	(10,516)
Wholesale vehicle exchange services	(1,420)	(98)	(3,597)	(98)
All other	295	326	707	650

Total operating loss, by segment	(3,459)	(10,452)	(11,156)	(15,831)
Adjusted EBDA
Internet applications and professional services	(992)	139	(4,674)	(3,916)
Data extraction and aggregation services	921	1,098	3,584	4,220
Wholesale vehicle exchange services	(1,220)	(78)	(3,164)	(78)
All other	265	153	715	691

Total adjusted EBDA, by segment	(1,026)	1,312	(3,539)	917
Depreciation and amortization expense
Internet applications and professional services	1,421	620	3,387	1,701
Data extraction and aggregation services	1,051	1,740	3,690	4,944
Wholesale vehicle exchange services	177	20	188	20
All other	34	35	67	40

Total depreciation and amortization expense, by segment	2,683	2,415	7,332	6,705

    The following table provides reconciliation of the totals reported for the operating segments to the applicable line items in the condensed consolidated financial statements for the three and nine months ended September 30, 2001 and September 30, 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(unaudited) (in thousands)
Total gross revenues, by segment	14,566	11,306	43,932	31,577
DaimlerChrysler equity subscriptions	(1,552)	(118)	(4,275)	(132)
SAB 101 revenue deferrals	(458)	(412)	(2,264)	(1,560)

Reported revenues	12,556	10,776	37,394	29,885
Total operating income (loss), by segment	(3,459)	(10,452)	(11,156)	(15,831)
Unallocated expenses, including corporate, finance, legal, business development, executive and the one-time warrant charge of $1.2 million in the first quarter of 2001	(1,130)	(5,732)	(5,047)	(8,868)
Adjustments from gross revenue, above	(2,010)	(530)	(6,539)	(1,692)

Reporting operating loss	(6,599)	(16,714)	(22,742)	(26,391)
Total adjusted EBDA, by segment	(1,026)	1,312	(3,539)	917
Unallocated expenses	(1,130)	(5,732)	(5,047)	(8,868)
Non-cash portion	1,356	1,154	1,356	1,154
Non-operating income	114	183	240	607
Adjustments to revenues	(2,010)	(530)	(6,539)	(1,692)

EBDA	(2,696)	(3,613)	(13,529)	(9,036)

    Adjusted EBDA and EBDA may not be consistent with the calculations of EBDA for other public companies. Investors should not view Adjusted EBDA as an alternative to generally accepted accounting principles, or to cash flows from operations, investing and financing activities as a measure of liquidity.

    The table below presents reportable segments asset information, net of accumulated depreciation, as of September 30, 2001 and December 31, 2000.

	For the Nine Months Ended September 31,	For the Twelve Months Ended December 31,
	2001	2000
	(in thousands) (unaudited)
Internet applications and professional services	14,280	13,320
Data extrction and aggregation services	12,712	16,169
Wholesale vehicle exchange services	1,451	337
All other	—	—

    For segment reporting purposes, depreciation and amortization expenses are allocated to each reportable segment with other operating expenses creating an allocation of assets and depreciation that is not proportional. Assets are not a measure of segment profitability for management at this time and are not allocated as such.

    For the quarter ending September 30, 2001, DaimlerChrysler represented 23% of the Company's Internet applications and professional services segment revenues and 32% of the data extraction and aggregation services segment revenues. On a consolidated basis, DaimlerChrysler represented 27% of the Company's reported revenues in the quarter ended September 30, 2001.

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

4.  Termination of agreement with GE Capital to operate MotorPlace Auto Exchange

    On August 18, 2000, the Company entered into an agreement with General Electric Capital Auto Financial Services Corporation ("GE Capital") to develop and operate MotorPlace Auto Exchange, an Internet-based wholesale automobile listing and purchasing system for use by automobile dealers and lessors. Consideration for the agreement included a warrant to purchase 400,000 shares of the Company's common stock. The warrant was valued at $1.3 million using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock of $4.81 per share, expected life of five and one-third years, risk free interest rate of 6.11%, volatility of 93% and dividend yield of 0%. The value of the warrant was initially amortized on a straight-line basis to cost of revenues over the life of the agreement, which originally expired December 31, 2005.

    In the first quarter of 2001, the Company reached an agreement in principle with GE Capital to terminate the operating agreement relating to MotorPlace Auto Exchange. The agreement in principle was due in part to the dissolution of the after-market auto finance and leasing operations of GE Capital. As a result of the agreement in principle, the Company expensed all unamortized warrant charges related to the operating agreement, which totaled approximately $1.2 million in the quarter ended March 31, 2001, and assumed full control over the operations and development of MotorPlace Auto Exchange. The Company finalized the termination agreement on October 10, 2001, with an effective date of January 1, 2001.

5.  Loan facilities

    On March 8, 2001 the Company executed a loan and security agreement with Silicon Valley Bank Commercial Finance Division ("Silicon Valley Bank"). Under the agreement with Silicon Valley Bank, the Company could borrow amounts not to exceed the lesser of $10 million or 80% of eligible accounts receivable. The eligibility of receivables is limited based on agings of the accounts, appropriate reserves and other factors. The Company is also subject to a variety of covenants, including an obligation to maintain a minimum tangible net worth throughout the term of the agreement. On June 2, 2001, the Company defaulted on the terms of the loan and security agreement by entering into an agreement and plan of merger with a wholly-owned subsidiary of Warburg, Pincus Equity Partners, L.P.

    On September 7, 2001, the Company entered into a $5 million loan agreement with Warburg, Pincus Equity Partners, L.P. As of October 31, 2001, the Company has borrowed $2 million under this facility. The terms of the agreement provide for 8% interest, with repayment due on or before September 7, 2003.

6.  Net loss per share

    Basic net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding during the period. Diluted net loss per share represents net loss available to common shareholders divided by the weighted-average number of shares outstanding including the potentially dilutive impact of common stock options and warrants. Common stock options and warrants are converted using the treasury stock method. Basic and diluted net loss per share is equal for the three and nine months ended September 30, 2001 because the impact of potential common stock equivalents is anti-dilutive. A total of 6,598,561 and 5,562,340 common stock options and warrants were outstanding at September 30, 2001 and 2000, respectively.

    The following table sets forth the computation of the numerators and denominators in the basic and diluted net loss per share calculations for the periods indicated.

	Three months ended September 31,		Nine months ended September 31,
	2001	2000	2001	2000
	(in thousands, except share amounts)
Numerator:
Reported net income	$(6,612)	$(14,318)	$(21,301)	$(17,126)
Cumulative change in accounting principle	—	—	—	$(2,163)

Net loss available to common shareholders	$(6,612)	$(14,318)	$(21,301)	$(19,289)
Denominator:
Weighted-average shares outstanding—basic and diluted	20,570,362	17,777,662	20,355,734	17,429,143

7.  New accounting pronouncements

    The Company adopted SFAS No. 133 "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") in the quarter ended March 31, 2001. The adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. FAS 141 addresses financial accounting and reporting for business combinations and supercedes APB 16, Business Combinations. The provisions of FAS 141 require adoption by July 1, 2001. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain.

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

    The Company adopted SFAS 141 effective July 1, 2001 which will result in the Company accounting for any business combination consummated on or after that date under the purchase method of accounting. The Company will also apply the non-amortization provisions of FAS 142 for any business combination consummated on or after July 1, 2001.

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

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

    In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, "Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Cobalt will be required to adopt this statement no later than January 1, 2002. We are currently assessing the impact of this statement on its results of operations, financial position and cash flows.

8.  Agreement and plan of merger with Cobalt Acquisition Corporation

    On June 2, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Cobalt Acquisition Corporation ("Merger Sub"), a Washington corporation that is wholly-owned by Warburg, Pincus Equity Partners, L.P. ("Warburg Pincus"), a private equity firm and the Company's largest shareholder. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company as the surviving corporation (the "Merger").

    At the effective time of the Merger, each outstanding share of common stock of the Company, par value $0.01 per share, except for those shares owned by (i) Warburg Pincus, John W.P. Holt, a director and the chief executive officer of the Company, certain other of the Company's senior management and certain other continuing shareholders (the "Participating Shareholders") and (ii) shareholders who exercise their dissenters' rights under Washington law, will be converted into the right to receive $3.50 in cash. Following completion of the Merger, the Company will be privately held by Warburg Pincus and the Participating Shareholders.

    The board of directors of the Company unanimously approved the Merger after receiving the unanimous recommendation of a special committee of independent directors that was established to evaluate and negotiate the Merger on behalf of the Company's board of directors.

    Following the announcement of the execution of the Merger Agreement on June 4, 2001, three purported class action lawsuits were filed against the Company, Warburg Pincus, and members of the Company's board of directors. On July 12, 2001, the defendants filed a Joint Motion to Consolidate the three purported class action shareholder lawsuits and, on July 24, 2001, that motion was granted. On November 1, 2001, the plaintiffs and the defendants entered into a Memorandum of Understanding pursuant to which the parties agreed to settle the lawsuits, subject to completion of definitive documentation and court approval. As part of the settlement, the Company agreed to issue supplemental disclosure to shareholders regarding the Merger and to pay fees and expenses of plaintiffs' counsel in the amount of $280,000.

    Completion of the Merger is subject to the satisfaction of customary closing conditions set forth in the Merger Agreement, including the approval of shareholders holding a majority of the Company's outstanding shares of common stock and receipt of regulatory and other approvals. Warburg Pincus and John W.P. Holt, the Company's president and chief executive officer, who collectively own approximately 49% of the outstanding common stock of the Company, have entered into a voting agreement pursuant to which they have agreed to vote their shares of common stock to approve the Merger and against any competing proposal to acquire the Company or any other action that could reasonably be expected to impede, interfere with, delay, postpone, or materially adversely affect the transactions contemplated by the Merger Agreement. The Company currently expects that the Merger will be consummated in November 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes included in the Company's annual report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve known and unknown risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled "Factors That May Affect Our Future Results" in our annual report on Form 10-K. You should not rely on these forward-looking statements, which reflect only our opinion as of the date of this report. We do not assume any obligation to update forward-looking statements.

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

    We currently provide Internet-hosted applications and professional services to approximately 8,700 automotive dealer clients and we are a manufacturer-endorsed provider of e-business solutions for the dealership networks of 14 automotive manufacturers. We also offer a variety of packaged e-business solutions that are endorsed by the National Automobile Dealers Association. Our IntegraLink data extraction and aggregation services are used to collect data from approximately 13,000 new vehicle franchises. The PartsVoice parts locator database contains over 38 million parts. In total, we provide our services to clients representing approximately 15,000 new vehicle franchises.

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

    In addition, we have included other portions of our business that do not meet quantitative thresholds in a category labeled "All Other." This category includes placements of advertising and Dealer Advisory Services, our e-business training and consulting services for manufacturers and dealers.

    For management purposes, segment revenues are reported before the reduction of amounts billed to DaimlerChrysler Corporation ("DaimlerChrysler"), which are accounted for as equity subscriptions, and before the deferral of revenues in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 requires us to recognize set-up fees for Internet applications ratably over the estimated customer life of three years and fees for professional services projects over the estimated project life of two years. Evaluation of segment results of operations excludes assets, certain general and administrative expenses, and certain one-time charges, such as the $1.2 million warrant charge taken in the nine months ended September 30, 2001.

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

    Consolidated revenues are reported after reductions to amounts billed to DaimlerChrysler relating to the fair value of warrants and common stock issued in connection with our agreement that are accounted for as equity subscriptions. The warrants and common stock issued to DaimlerChrysler were valued at $14.6 million and are being amortized ratably with amounts billed over the initial term of the agreement, which expires December 31, 2002. As of September 30, 2001, we had recognized $5.9 million less in revenues from DaimlerChrysler than amounts billed, including $842,000 in the year 2000 and $5.1 million in the first nine months of 2001. The deferred equity subscriptions balance as of September 30, 2001 of $8.1 million includes $9.3 million remaining to be amortized, offset by deferred revenues related to DaimlerChrysler of $1.2 million.

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

Dispositions

    In January 2000, we sold the assets of our YachtWorld.com operation to Boats.com, Inc. ("Boats.com"). The assets were sold for cash proceeds of $3.5 million and a promissory note in the amount of $10.5 million. We also received a warrant to purchase 473,455 shares of Boats.com common stock. As of December 31, 2000, a total of $6.1 million had been received as payment on the note and related interest. On March 28, 2001, a final payment was received in the amount of $1.2 million from Boats.com. At the time of this payment, the Company agreed to forgive the remaining $3.6 million of the note receivable balance. As a result, no further payments or gains are expected on the sale of YachtWorld.com. The total gain recognized on the sale of YachtWorld.com was $9.9 million, which represents the cash paid, net of transaction expenses over the book value of the assets sold.

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

    In the first quarter of 2001, we reached an agreement in principle with GE Capital to terminate the operating agreement relating to MotorPlace Auto Exchange. As a result of the termination, we expensed all unamortized warrant charges related to the agreement, which totaled approximately $1.2 million on September 30, 2001, and agreed to assume all expenses related to MotorPlace Auto Exchange. We finalized the agreement on October 10, 2001, with an effective date of January 1, 2001.

Technology Investment

    We are engaged in a project related to our Web site technology platform that entails significant investments in internally-developed software. As of September 30, 2001, we were in the development phase of this project and had incurred software development costs of $8.7 million of which $6.4 million were capitalized. Additionally, related capital assets purchased as of September 30, 2001 totaled $2.0 million.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

	Three months ended September 30,
	2001	2000
Gross Revenues
Internet applications and professional services	11,103	7,727
Data extraction and aggregation services	2,749	3,213
Wholesale vehicle exchange services	31	—
All other	683	366

Total gross revenues, by segment	14,566	11,306
DaimlerChrysler equity subscriptions	(1,552)	(118)
SAB 101 revenue deferrals	(458)	(412)

Reported revenues	12,556	10,776

    Revenues.  Our consolidated revenues increased to $12.6 million for the three months ended September 30, 2001 from $10.8 million for the same period in 2000. This increase is primarily attributable to increased revenues from our Internet applications and professional services segment.

    Internet applications and professional services.  Revenues for the Internet applications and professional services segment increased 44% to $11.1 million for the three months ended September 30, 2001 from $7.7 million for the same period in 2000. This increase is calculated prior to reductions in revenues of $1.5 million and $118,000 from amounts billed to DaimlerChrysler in the three months ended September 30, 2001 and September 30, 2000, respectively. In addition, the increase is calculated prior to non-recurring fees deferred under SAB 101 of $458,000 and $328,000, respectively. The increase in revenues prior to these adjustments is primarily attributable to an increase in both the number of our dealer Web site clients as well increased revenue per dealer Web site.

    Data extraction and aggregation services.  Revenues from our data extraction and aggregation services segment decreased 16% to $2.7 million for the three months ended September 30, 2001 from $3.2 million for the same period in 2000. This decrease is primarily attributable to client attrition.

    Wholesale vehicle exchange.  Revenues from our wholesale vehicle exchange segment were $31,000 for the three months ended September 30, 2001. Revenues were $0 for the three months ended September 30, 2000.

    Cost of revenues.  The gross profit margin percentage for the quarter ended September 30, 2001 was 77% compared to 80% in the same period of 2000. The decreased margin was a result of increased personnel costs as well as increased Web site content and licensing costs.

    Sales and marketing.  Sales and marketing costs, excluding stock-based expense, increased 7% to $6.5 million for the quarter ended September 30, 2001 from $6.1 million for the same period of 2000. Of the increase, 80% was attributable to additional sales and service personnel, net of lower commission expense.

    Product development.  Excluding stock-based expense, product development expenses increased 27% to $3.1 million for the quarter ended September 30, 2001, as compared to $2.2 million in the same period of 2000. Increases in personnel and outside consulting services dedicated to our product development initiatives accounted for the increase.

    General and administrative.  General and administrative costs, excluding stock-based expense, increased less than 1% for the quarter ended September 30, 2001 as compared to the same period of 2000.

    Stock-based compensation expense.  The cancellation of employee stock options for terminated employees, as well as the use of an accelerated method of expensing stock-based compensation expense, resulted in a contra stock-based expense of $12,000 in the quarter ended September 30, 2001, as compared to an expense of $212,000 in the same period of 2000.

    Operating income (loss).  Loss from operations was $6.6 million, for the quarter ended September 30, 2001 compared to a loss of $16.7 million for the same period of 2000. The decrease in net loss is primarily attributable to the $9.7 million intangible asset impairment charge in the three months ended September 30, 2000 and the related decrease in amortization charges of those intangible assets.

    Loss from operations for our Internet applications and professional services segment was $1.9 million for the quarter ended September 30, 2001 compared to a loss of $92,000 for the same period of 2000. The increase in segment loss is primarily attributable to increased personnel costs related to our product development and sales initiatives.

    Loss from operations for our data aggregation and extraction services segment was $483,000 for the quarter ended September 30, 2001 compared to $10.6 million for the same period of 2000. The decrease in segment loss from operations is primarily attributable to the intangible asset impairment charge in the quarter ended September 30, 2000 of $9.7 million.

    Loss from operations for our wholesale vehicle exchange services segment was $1.4 million for the quarter ended September 30, 2001 compared to $98,000 for the same period of 2000. The increase in segment operating loss is primarily due to the launch of MotorPlace Auto Exchange, which took place in August 2000. The majority of the operating loss is associated with start-up investment in MotorPlace Auto Exchange and is made up of investments in personnel and outside consulting expenses.

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

    Consolidated EBDA for the three months ended September 30, 2001 was a loss of $2.7 million, compared with a loss of $3.6 million for the same period of 2000. After adjustments for unallocated expenses, DaimlerChrysler equity subscriptions and revenue deferrals under SAB 101, total Adjusted EBDA by segment for the three months ended September 30, 2001 was a loss of $1.0 million compared with income of $1.3 million for the same period of 2000, due primarily to losses associated with investment in our wholesale vehicle exchange services segment.

    For our Internet applications and professional services segment, Adjusted EBDA for the three months ended September 30, 2001 was a loss of $992,000 compared with income of $139,000 for the same period of 2000. The decrease in Adjusted EBDA is primarily attributable to increased expenses related to product development as well as sales and marketing costs, partially offset by the increase in revenues.

    For our data extraction and aggregation services segment, Adjusted EBDA for the three months ended September 30, 2001 was $921,000 compared with $1.1 million for the same period of 2000. The decrease in Adjusted EBDA is primarily attributable to the decrease in revenue, partially offset by decreased amortization charges.

    For our wholesale vehicle exchange services segment, Adjusted EBDA for the three months ended September 30, 2001 was a loss of $1.2 million, compared to a loss of $78,000 for the same period of 2000. MotorPlace Auto Exchange was launched in August of 2000, and is continuing to incur expenses associated with the start up of the exchange, without offsetting revenue increases.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

	Nine months ended September 30,
	2001	2000
Gross Revenues
Internet applications and professional services	33,336	20,889
Data extraction and aggregation services	8,756	9,384
Wholesale vehicle exchange services	44	—
All other	1,797	1,304

Total gross revenues, by segment	43,932	31,577
DaimlerChrysler equity subscriptions	(4,275)	(132)
SAB 101 revenue deferrals	(2,264)	(1,560)

Reported revenues	37,394	29,885

    Revenues.  Our consolidated revenues increased to $37.4 million for the nine months ended September 30, 2001 from $29.9 million for the same period in 2000. This increase is primarily attributable to increased revenues from our Internet applications and professional services segment.

    Internet applications and professional services.  Revenues for the Internet applications and professional services segment increased 59% to $33.3 million for the nine months ended September 30, 2001 from $20.9 million for the same period in 2000. This increase is calculated prior to reductions in revenues of $4.3 million and $132,000 from amounts billed to DaimlerChrysler in the three months ended September 30, 2001 and September 30, 2000, respectively. In addition, the increase is calculated prior to non-recurring fees deferred under SAB 101 of $2.3 million and $1.6 million, respectively. This increase in revenues prior to these adjustments is primarily attributable to an increase in both the number of our dealer Web site clients as well increased revenue per dealer Web site. In addition, professional services custom development projects contributed to the increase.

    Data extraction and aggregation services.  Revenues from our data extraction and aggregation services segment decreased 6% to $8.8 million for the nine months ended September 30, 2001 from $9.4 million for the same period in 2000. This decrease is primarily attributable to client attrition.

    Wholesale vehicle exchange.  Revenues from our wholesale vehicle exchange segment were $44,000 for the nine months ended September 30, 2001. Revenues were $0 for the three months ended September 30, 2000 because the exchange was not launched until August 2000.

    Cost of revenues.  The gross profit margin percentage for the nine months ended September 30, 2001 was 79% compared to 80% in the same period of 2000. The decreased margin was a result of increased personnel costs and the use of outside services in our development efforts.

    Sales and marketing.  Sales and marketing costs, excluding stock-based expense, increased 24% to $20.5 million for the nine months ended September 30, 2001 from $15.5 million for the same period of

2000. Of the increase, 89% was attributable to additional sales and service personnel as well as the implementation of our customer service department, eCare, in the second half of 2000.

    Product development.  Excluding stock-based expense, product development expenses increased 44% to $9.3 million for the nine months ended September 30, 2001 as compared to $5.2 million in the same period of 2000. Increases in personnel and outside consulting services dedicated to our product development initiatives accounted for 92% of the increase.

    General and administrative.  General and administrative costs, excluding stock-based expense, increased to $17.8 million for the nine months ended September 30, 2001 from $14.3 million for the same period in 2000, an increase of 20%. Increases in overhead charges, including bad debt expense, depreciation and facilities costs, accounted for 84% of the increase.

    Stock-based compensation expense.  Stock-based expense increased to $1.5 million for the nine months ended September 30, 2001 from $750,000 for the same period of 2000. The increasing charges are primarily attributable to the write-off of all unamortized warrant charges associated with the termination of our operating agreement with GE Capital.

    Operating income (loss).  Loss from operations was $22.7 million, for the nine months ended September 30, 2001 compared to a loss of $26.4 million for the same period of 2000. The decrease in operating loss is primarily attributable to the intangible asset impairment charge taken in the quarter ended September 30, 2000. The impact of this charge is being partially offset by increased operating expenses.

    Loss from operations for our Internet applications and professional services segment was $7.8 million for the nine months ended September 30, 2001 compared to a loss of $5.9 million for the same period of 2000. The increased loss is primarily attributable to increased personnel costs related to supporting our Internet application and professional services clients, partially offset by the increase in revenues.

    Loss from operations for our data aggregation and extraction services segment was $460,000 for the quarter ended September 30, 2001 compared to $10.5 for the same period of 2000. The decrease in segment loss from operations is primarily attributable to the intangible asset impairment charge in the quarter ended September 30, 2000 of $9.7 million, as well as the decrease in revenues due to client attrition.

    Loss from operations for our wholesale vehicle exchange services segment was $3.6 million for the nine months ended September 30, 2001 compared to a loss of $98,000 for the same period of 2000. The increase in operating loss is primarily due to the launch of MotorPlace Auto Exchange, which took place in the second half of 2000. The majority of the operating loss is associated with start-up investment in MotorPlace Auto Exchange and is made up of investments in personnel and outside consulting expenses.

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

    Consolidated EBDA for the nine months ended September 30, 2001 was a loss of $13.5 million, compared with a loss of $9.0 million for the same period of 2000. After adjustments for unallocated expenses, DaimlerChrysler equity subscriptions and revenue deferrals under SAB 101, total Adjusted

EBDA by segment for the three months ended September 30, 2001 was a loss of $3.5 million compared with income of $917,000 for the same period of 2000.

    The decrease in Adjusted EBDA was primarily a result of the launch of MotorPlace Auto Exchange.

    For our Internet applications and professional services segment, Adjusted EBDA for the nine months ended September 30, 2001 was a loss of $4.7 million compared with a loss of $3.9 million for the same period of 2000.

    For our data extraction and aggregation services segment, Adjusted EBDA for the nine months ended September 30, 2001 was $3.6 million compared with $4.2 million for the same period of 2000. The decrease in Adjusted EBDA is primarily attributable to the decrease in revenue due to customer attrition.

    For our wholesale vehicle exchange services segment, Adjusted EBDA for the nine months ended September 30, 2001 was a loss of $3.2 million compared with a loss of $78,000 for the same period of 2000.

Liquidity and Capital Resources

    At September 30, 2001 our cash balance was $3.8 million, which reflects a decrease of $12.8 million from our cash balance at December 31, 2000.

    Net cash used in operating activities was $12.2 million for the nine months ended September 30, 2001 compared to $3.8 million for the same period of 2000. The increase was primarily attributable to the increase in net loss, after adjustments for non-cash depreciation and amortization and payments on accounts payables and accrued expenses. Net cash used in investing activities was $4.8 million for the nine months ended September 30, 2001 compared to cash provided by investing activities for the same period of 2000 of $170,000. The change was primarily attributable to the lower proceeds from the sale of YachtWorld received in 2001 compared to the prior year.

    Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2001, compared to cash provided by financing activities for the same period of 2000 of $825,000. This increase is due primarily to proceeds from deferred equity subscriptions related to the DaimlerChrysler agreement, as well as $2.0 million in proceeds from the loan agreement between the Company and Warburg, Pincus Equity Partners, L.P. ("Warburg Pincus").

    On March 8, 2001 we executed a loan and security agreement with Silicon Valley Bank Commercial Finance Division ("Silicon Valley Bank"). Under the agreement with Silicon Valley Bank, we could borrow amounts not to exceed the lesser of $10 million or 80% of eligible accounts receivable. The eligibility of receivables is limited based on agings of the accounts, appropriate reserves and a variety of covenants. On June 2, 2001, the Company defaulted on the terms of the loan facility contract by entering into an agreement and plan of merger with a wholly-owned subsidiary of Warburg Pincus.

    On September 7, 2001, we entered into a $5.0 million loan agreement with Warburg Pincus. As of October 31, 2001, we had borrowed $2.0 million under this facility. The terms of the agreement provide for 8% interest, with repayment due on or before September 7, 2003.

    We anticipate continued investment of substantial resources in developing core technology to support our Internet applications and professional services business. This investment will include staffing and consulting costs, in addition to capital purchases. As of September 30, 2001 we had invested an aggregate of $10.7 million in this project, consisting of $6.4 million in capitalized labor costs, $2.0 million in hardware and software purchases and another $2.3 million in labor and consulting expenses.

    As a strategic initiative or as a response to the competitive environment, we may from time to time make pricing, service, technology or marketing decisions or business or technology acquisitions that require near-term investment, including staff, management and infrastructure costs that may negatively affect near-term operating results.

    We do not currently generate sufficient cash to fully fund operations and our current cash reserves are not adequate to fund our operations through the end of the year. As a result of incurring continuing losses from operations and our inability to borrow under our credit facility with Silicon Valley Bank, substantial doubts have been raised about our ability to continue as a going concern. Accordingly, in September 2001, in order to fund our operations, we entered into a $5.0 million loan agreement with Warburg Pincus. As of October 31, 2001, we had borrowed $2.0 million under that agreement. We anticipate drawing the remaining $3.0 million under the loan facility in order to fund the expenses of the merger between the Company and a subsidiary of Warburg Pincus, and for working capital. If the merger is not completed, we will require additional equity or debt financing to meet future working capital needs. We cannot be certain that such additional financing will be available, or if available, that such financing can be obtained on satisfactory terms. If we are unable to obtain additional financing, we will be required to curtail our technology investment, delay or terminate rollout of new products and significantly reduce our operations.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

    Following the announcement on June 4, 2001 of the execution an Agreement and Plan of Merger between the Company and Cobalt Acquisition Corporation, a wholly-owned by Warburg, Pincus Equity Partners, L.P. ("Warburg Pincus"), three purported class action lawsuits were filed against the Company, Warburg Pincus, and members of the Company's board of directors. On July 12, 2001, the defendants filed a Joint Motion to Consolidate the three purported class action shareholder lawsuits and, on July 24, 2001, that motion was granted. On November 1, 2001, the plaintiffs and the defendants entered into a Memorandum of Understanding pursuant to which the parties agreed to settle the lawsuits, subject to completion of definitive documentation and court approval. As part of the settlement, the Company agreed to issue supplemental disclosure to shareholders regarding the Merger and to pay fees and expenses of plaintiffs' counsel in the amount of $280,000

ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K

(a)
The exhibits listed below are filed as part of this report:

10.1*	Loan Agreement, dated as of September 7, 2001 between The Cobalt Group, Inc. and Warburg, Pincus Equity Partners, L.P.
10.2*	Unsecured Promissory Note, dated September 7, 2001 between The Cobalt Group, Inc. and Warburg, Pincus Equity Partners, L.P.

*
Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on September 14, 2001.

(b)
Reports on Form 8-K

    On September 14, 2001, the Company filed a Current Report on Form 8-K for the event of September 7, 2001, which included disclosure under Items 5 and 7.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized, in Seattle, Washington on November 14, 2001.

The Cobalt Group, Inc.
By:	/s/ JOHN W.P. HOLT John W.P. Holt President and Chief Executive Officer

QuickLinks

THE COBALT GROUP, INC. FORM 10-Q QUARTERLY REPORT TABLE OF CONTENTS
Item 1. Financial Statements
The Cobalt Group, Inc. Consolidated Balance Sheets (in thousands, except share and per share amounts) (unaudited)
The Cobalt Group, Inc. Consolidated Statements of Operations (in thousands, except share and per share amounts) (unaudited)
The Cobalt Group, Inc. Consolidated Statements of Cash Flows (in thousands) (unaudited)
The Cobalt Group, Inc. Condensed Notes to Consolidated Financial Statements (unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Liquidity and Capital Resources
PART II—OTHER INFORMATION
Item 1—Legal Proceedings.
ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE